Form 10-Q
period 2010-03-31
Peoples Federal Bancshares, Inc.
filed 2010-06-28
CIK 1485964

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2010
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to ____________________

                         Commission File No. 333-165525

                        Peoples Federal Bancshares, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                      Maryland                                   27-2814821
         -------------------------------                   ---------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification Number)

      435 Market Street, Brighton, Massachusetts                    02135
      ------------------------------------------                    -----
      (Address of Principal Executive Offices)                    Zip Code

                                 (617) 254-0707
                                 --------------
                         (Registrant's telephone number)



                                       N/A
           ------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES     NO X  .
   ---    ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES     NO    .
   ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

         Large accelerated filer   [ ]         Accelerated filer          [ ]
         Non-accelerated filer     [ ]         Smaller reporting company  [X]
   (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     NO X  .
   ---    ---

     No shares of the Registrant's common stock, par value $0.01 per share, were issued and outstanding as of June 27, 2010.



                        Peoples Federal Bancshares, Inc.
                                    FORM 10-Q

                                      Index
                                      -----
                                                                                                        Page
                                                                                                        ----
                          Part I. Financial Information


Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2010 (unaudited)
                  and September 30, 2009                                                                  1

                  Consolidated Statements of Income for the Three Months Ended
                  and Six Months Ended March 31, 2010 and 2009 (unaudited)                                2

                  Consolidated Statements of Changes in Equity for the Six Months Ended
                  March 31, 2010 and 2009 (unaudited)                                                     3

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  March 31, 2010 and 2009 (unaudited)                                                     4

                  Notes to Consolidated Financial Statements (unaudited)                                  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               14
Item 3.           Quantitative and Qualitative Disclosures about Market Risk                              19
Item 4.           Controls and Procedures                                                                 20

                           Part II. Other Information

Item 1.           Legal Proceedings                                                                       20
Item 1A.          Risk Factors                                                                            20
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                             20
Item 3.           Defaults upon Senior Securities                                                         20
Item 4.           [Reserved]                                                                              20
Item 5.           Other Information                                                                       20
Item 6.           Exhibits                                                                                21
                  Signature Page                                                                          21


                                EXPLANATORY NOTE

     Peoples Federal Bancshares, Inc., a Maryland corporation (the "Registrant"), was formed on March 11, 2010 to serve as the stock holding company for Peoples Federal Savings Bank as part of the mutual-to-stock conversion of Peoples Federal MHC (the "MHC"). As of March 31, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the MHC is included in this Quarterly Report.

Part I. Financial Information

Item 1.  Consolidated Financial Statements

                       PEOPLES FEDERAL MHC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                           March 31, 2010            September 30, 2009
                                                                           --------------            ------------------
                                                                             (unaudited)
                                                                                           (In Thousands)
ASSETS
------
Cash and due from banks                                                     $    9,254                       $    9,491
Interest-bearing demand deposits with other banks and
   money market mutual funds                                                    38,832                           13,954
Federal funds sold                                                              14,689                           14,980
Federal Home Loan Bank - overnight deposit                                      27,374                           50,209
                                                                            ----------                       ----------
           Total cash and cash equivalents                                      90,149                           88,634
Investments in available-for-sale securities (at fair value)                     3,808                            6,328
Federal Home Loan Bank stock, at cost                                            4,339                            4,339
Loans, net of allowance for loan losses of $3,084 as of March 31,
   2010 (unaudited) and $3,204 as of September 30, 2009                        366,413                          362,667
Premises and equipment                                                           3,375                            3,473
Accrued interest receivable                                                      1,472                            1,544
Cash surrender value of life insurance policies                                 11,465                           11,249
Deferred income tax asset, net                                                   3,424                            3,394
Other assets                                                                     3,302                            1,200
                                                                            ----------                       ----------
           Total assets                                                     $  487,747                       $  482,828
                                                                            ==========                       ==========

LIABILITIES AND EQUITY
----------------------
Deposits:
   Noninterest-bearing                                                      $   30,184                       $   30,489
   Interest-bearing                                                            347,675                          335,975
                                                                            ----------                       ----------
           Total deposits                                                      377,859                          366,464
Federal Home Loan Bank advances                                                 51,000                           58,000
Other liabilities                                                                6,380                            7,421
                                                                            ----------                       ----------
           Total liabilities                                                   435,239                          431,885
                                                                            ----------                       ----------
Equity:
   Retained earnings                                                            52,489                           50,770
   Accumulated other comprehensive income                                           19                              173
                                                                            ----------                       ----------
           Total equity                                                         52,508                           50,943
                                                                            ----------                       ----------
           Total liabilities and equity                                     $  487,747                       $  482,828
                                                                            ==========                       ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                       PEOPLES FEDERAL MHC AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                         Three Months              Six Months Ended
                                                                        Ended March 31,                March 31,
                                                                       2010       2009            2010        2009
                                                                       ----       ----            ----        ----
                                                                                      (In Thousands)
                                                                                         (unaudited)
Interest and dividend income:
   Interest and fees on loans                                     $   5,486     $   5,456     $   10,617     $  11,177
   Interest on debt securities:
     Taxable                                                             11           183             70           413
   Other interest                                                        18             4             35            11
   Dividends on Federal Home Loan Bank stock                             --            --             --            23
                                                                  ---------     ----------    ----------     ---------
           Total interest and dividend income                         5,515         5,643         10,722        11,624
                                                                  ---------     ---------     ----------     ---------
Interest expense:
   Interest on deposits                                               1,149         1,486          2,469         3,165
   Interest on Federal Home Loan Bank advances                          419           645            892         1,320
                                                                  ---------     ---------     ----------     ---------
           Total interest expense                                     1,568         2,131          3,361         4,485
                                                                    -------     ---------     ----------     ---------
           Net interest and dividend income                           3,947         3,512          7,361         7,139
Provision for loan losses                                               300           ---            300           ---
                                                                  ---------     ---------     ----------    ----------
           Net interest and dividend income
               after provision for loan losses                        3,647         3,512          7,061         7,139
                                                                  ---------     ---------     ----------     ---------
Noninterest income:
   Customer service fees                                                197           194            406           409
   Loan servicing fees                                                   25             7             51            22
   Net gain on sales of mortgage loans                                    7            44             80            45
   Net gain on sales of available-for-sale securities                   ---            67            210            67
   Income on cash surrender value of life insurance                     116            98            216           200
   Other income                                                          26            11             59            32
                                                                  ---------     ---------     ----------     ---------
           Total noninterest income                                     371           421          1,022           775
                                                                  ---------     ---------     ----------     ---------
Noninterest expense:
   Salaries and employee benefits                                     1,652         1,747          3,397         3,354
   Occupancy expense                                                    212           199            404           372
   Equipment expense                                                    100           103            206           210
   Professional fees                                                     59            99            184           202
   Advertising expense                                                   32            31             74           107
   Data processing expense                                              185           231            303           387
   Deposit insurance expense                                            123            47            238            94
   Other expense                                                        256           183            464           359
                                                                  ---------     ---------     ----------     ---------
           Total noninterest expense                                  2,619         2,640          5,270         5,085
                                                                  ---------     ---------     ----------     ---------
           Income before income taxes                                 1,399         1,293          2,813         2,829
Income taxes                                                            538           465          1,094         1,067
                                                                  ---------     ---------     ----------     ---------
           Net income                                             $     861     $     828     $    1,719     $   1,762
                                                                  =========     =========     ==========     =========



                The accompanying notes are an integral part of these consolidated financial statements.

                                       2

                       PEOPLES FEDERAL MHC AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                  --------------------------------------------

          For the Six Months Ended March 31, 2010 and 2009 (unaudited)
          ------------------------------------------------------------
                                 (In Thousands)

                                                                                        Accumulated
                                                                                           Other
                                                                          Retained     Comprehensive
                                                                          Earnings      Income (Loss)        Total
                                                                          --------     --------------        -----

Balance, September 30, 2008                                               $ 48,366        $  (92)          $ 48,274
Comprehensive income:
   Net income                                                                1,762            --                 --
   Net change in unrealized holding loss on available-for-sale
     securities, net of tax effect                                              --           346                 --
         Comprehensive income                                                   --            --              2,108
                                                                          --------        ------           ---------
Balance, March 31, 2009 (unaudited)                                       $ 50,128        $  254           $ 50,382
                                                                          ========        ======           =========

Balance, September 30, 2009                                               $ 50,770        $  173           $ 50,943
Comprehensive income:
   Net income                                                                1,719            --                 --
   Net change in unrealized holding gain on available-for-sale
     securities, net of tax effect                                              --          (154)                --
         Comprehensive income                                                   --            --              1,565
                                                                          --------        ------           --------
Balance, March 31, 2010 (unaudited)                                       $ 52,489        $   19           $ 52,508
                                                                          ========        ======           ========


              The accompanying notes are an integral part of these consolidated financial statements.

                       PEOPLES FEDERAL MHC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months
                                                                        Ended March 31,
                                                                        ---------------
                                                                        2010       2009
                                                                        ----       ----
                                                                        (In Thousands)
                                                                           (unaudited)
Cash flows from operating activities:
   Net income                                                      $  1,719     $  1,762
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
       Amortization of securities, net                                    2            9
       Net gain on sales of available-for-sale securities              (210)         (67)
       Provision for loan losses                                        300           --
       Change in net deferred loan fees                                (219)          44
       Depreciation and amortization                                    198           66
       Decrease in accrued interest receivable                           72          203
       Income on cash surrender value of life insurance                (216)        (200)
       Increase in other assets                                      (2,186)        (344)
       Decrease in accrued expenses and other liabilities            (1,002)      (1,085)
       Decrease (increase) in prepaid income taxes                       45         (226)
Deferred income tax expense                                              74           84
                                                                   --------     --------

   Net cash (used in) provided by operating activities               (1,423)         246
                                                                   --------     --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                        (3,000)          --
   Proceeds from sales of available-for-sale securities               4,839        3,067
   Proceeds from maturities, payments and calls of
     available-for-sale securities                                      631        5,621
   Loan originations and principal collections, net                  21,005        8,478
   Loans purchased                                                  (24,837)      (2,950)
   Recoveries of loans previously charged off                             5           --
   Capital expenditures                                                (100)         (80)
                                                                   --------     --------

   Net cash (used in) provided by investing activities               (1,457)      14,136
                                                                  ---------     --------

                                       4

                      PEOPLES FEDERAL MHC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                                         Six Months
                                                                        Ended March 31,
                                                                        ---------------
                                                                        2010       2009
                                                                        ----       ----
                                                                        (In Thousands)
                                                                           (unaudited)


Cash flows from financing activities:
   Net increase in demand deposits, NOW and
     savings accounts                                                16,388       27,529
   Net Decrease in time deposits                                     (4,993)     (11,274)
   Proceeds from Federal Home Loan Bank advances                     10,000          ---
   Repayment of Federal Home Loan Bank advances                     (17,000)      (7,042)
                                                                  ----------    --------

   Net cash provided by financing activities                          4,395        9,213
                                                                  ---------     --------

Net increase in cash and cash equivalents                             1,515       23,595
Cash and cash equivalents at beginning of period                     88,634       17,339
                                                                  ---------     --------
Cash and cash equivalents at end of period                        $  90,149     $ 40,934
                                                                  =========     ========


Supplemental disclosures:
   Interest paid                                                  $   3,388     $  4,432
   Income taxes paid                                                    975        1,209

                                       5

                       PEOPLES FEDERAL MHC AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Peoples Federal MHC (the Company), a federally chartered mutual holding company, and its wholly-owned subsidiary, Peoples Federal Bancorp, Inc. (the Bancorp), a federally chartered holding company, were formed on May 17, 2005. The Bancorp owns 100 percent of Peoples Federal Savings Bank (the Bank).

The Bank is a federally chartered bank which was incorporated in 1888 and is headquartered in Brighton, Massachusetts. The Bank operates its business from six banking offices located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline and Norwood. The Bank is engaged principally in the business of providing a variety of financial services to individuals and small businesses primarily in the form of various deposit products and residential and commercial mortgage lending products.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements include the accounts of Peoples Federal MHC and its wholly-owned subsidiary, Peoples Federal Bancorp, Inc. and its wholly-owned subsidiary, Peoples Federal Savings Bank. All significant intercompany accounts and transactions have been eliminated in the consolidation.

In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and the statements of income and changes in equity and cash flows for the interim periods presented.

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the six month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.'s Prospectus dated May 14, 2010 for the period ended September 30, 2009.

The allowance for loan losses is a significant accounting policy and is presented in the Peoples Federal Bancshares, Inc.'s Prospectus dated May 14, 2010 which provides information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

NOTE 3 - RECENT PRONOUNCEMENTS
------------------------------

In June 2009, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standard Codification 105-10, "Generally Accepted Accounting Principles." This standard establishes the FASB Accounting Standard Codification ("Codification" or "ASC") as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on The Company's financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets", and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity ("QSPE") and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity ("VIE") to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value," which updates ASC 820-10, "Fair Value Measurements and Disclosures." The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In May 2009, the FASB updated ASC 855, "Subsequent Events." ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance during 2009. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are issued. The adoption of this guidance did not have an impact on the Company's financial position or results of operations.

In April 2009, the FASB updated ASC 320-10, "Investments - Debt and Equity Securities." The guidance amends the other-than-temporary impairment ("OTTI") guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the total impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The Company adopted this guidance effective April 1, 2009. The adoption of this guidance did not have an impact on the Company's financial position or results of operations.

In April 2009, the FASB updated ASC 820-10, "Fair Value Measurements and Disclosures" to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during 2009 and the adoption did not have a material impact on the Company's financial position and results of operations. The enhanced disclosures related to this guidance are included in
Note 7, "Fair Value Measurements."

In April 2009, the FASB updated ASC 825-10 "Financial Instruments." This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during 2009. The required disclosures have been included in Note 7, "Fair Value Measurements."

In February 2008, the FASB updated ASC 860, "Transfers and Servicing." This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective October 1, 2009. The adoption of this guidance did not have a material effect on The Company's results of operations or financial position.

In December 2007, the FASB updated ASC 805, "Business Combinations." The updated guidance significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of this statement did not have a material impact on The Company's financial condition and results of operations.

In March 2010, the FASB issued ASU 2010-11, "Scope Exception Related to Embedded Credit Derivatives." The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010. The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 7. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

NOTE 4 - PLAN OF CONVERSION AND REORGANIZATION
----------------------------------------------

On February 16, 2010, the Board of Directors of the Company approved a plan of conversion and reorganization (the "Plan") under which the Company would convert from a mutual holding company to a stock holding company. The Plan was subsequently amended on March 11, 2010 and May 3, 2010. The conversion to a stock holding company is subject to approval of the depositors and borrower members of the Bank and of the Office of Thrift Supervision (OTS) and includes the filing of a registration statement with the U.S. Securities and Exchange Commission by Peoples Federal Bancshares, Inc. (the "New Holding Company"). If such approvals are obtained, the Bank will become the wholly owned subsidiary of the New Holding Company and the New Holding Company will issue and sell shares of its capital stock to eligible depositors and borrower members of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the New Holding Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through March 31, 2010, the Company had incurred approximately $220,000 (unaudited) in conversion costs, which are included in prepaid expenses and other assets on the consolidated balance sheet.

In connection with the Plan, the New Holding Company plans to establish the Peoples Federal Savings Bank Charitable Foundation (the "Foundation"). The Foundation will be funded with up to 8.0% of the New Holding Company's stock that is outstanding upon completion of the conversion.

In accordance with OTS regulations, at the time of the conversion from a mutual holding company to a stock holding company, the New Holding Company will substantially restrict retained earnings by establishing a liquidation account and the Bank will establish a parallel liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
-----------------------------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of investment securities and their approximate fair values are as follows:

                                                                 Amortized          Gross                          Gross
                                                                    Cost          Unrealized     Unrealized         Fair
                                                                   Basis            Gains          Losses           Value
                                                               -------------    -------------  -------------      ---------
                                                                                (In Thousands)
March 31, 2010 (unaudited):
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                              $  3,000           $   ---        $    12          $  2,988
   Mortgage-backed securities                                       776                44            ---               820
                                                               --------           -------        -------          --------
                                                               $  3,776           $    44        $    12          $  3,808
                                                               ========           =======        =======          ========

September 30, 2009:
   Mortgage-backed securities                                  $  6,037           $   291        $    --          $  6,328
                                                               --------           -------        -------          --------
                                                               $  6,037           $   291        $    --          $  6,328
                                                               ========           =======        =======          ========

The Company did not have any temporarily impaired investments at September 30, 2009.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:


                                                  Less than 12 Months    12 Months or Longer            Total
                                                 --------------------    -------------------    -----------------------
                                                  Fair     Unrealized      Fair    Unrealized     Fair       Unrealized
                                                  Value      Losses        Value     Losses       Value        Losses
                                                 --------  ----------    -------   ----------   ----------   ----------
                                                                                                    (In Thousands)
March 31, 2010 (unaudited):
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                $ 2,988   $   (12)      $    -    $    -       $  2,988     $  (12)
                                                 -------   -------      --------   -------      --------     ------
       Total temporarily impaired securities     $ 2,988   $   (12)      $    -    $    -       $  2,988     $  (12)
                                                 =======   =======       =======   =======      ========     ======

NOTE 6 - NONACCRUAL AND IMPAIRED LOANS
--------------------------------------

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue:

                                                                               March 31,               September 30,
                                                                                 2010                      2009
                                                                            -----------------      --------------------
                                                                                         (In Thousands)
                                                                              (unaudited)
Nonaccrual loans                                                              $  1,549                   $  5,341
                                                                              ========                   ========

Accruing loans which are 90 days or more overdue                              $      0                   $   384
                                                                              ========                   =======

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, "Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality - Subsequent Measurement," is as follows:

                                                March 31,                         September 30,
                                    --------------------------------    -------------------------------
                                                  2010                                2009
                                    --------------------------------    -------------------------------
                                    Recorded          Related           Recorded          Related
                                    Investment        Allowance         Investment        Allowance
                                    In Impaired       For Credit        In Impaired       For Credit
                                    Loans             Losses            Loans             Losses
                                    -------------   -------------       -------------    -------------
                                             (unaudited)
                                                                (In Thousands)
Loans for which there is a
   related allowance for credit
   losses                           $     ---       $    ---            $   1,540        $    40

Loans for which there is
   no related allowance for
   credit losses                        2,787            ---                4,958             --
                                    -------------   -------------       -------------    -------------

           Totals                   $   2,787       $    ---            $   6,498        $    40
                                    =============   =============       =============    =============

                                       11

NOTE 7 - FAIR VALUE MEASUREMENTS
---------------------------------

The following summarizes assets measured at fair value for the period ending March 31, 2010 (unaudited) and September 30, 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
--------------------------------------------------

                                                 Fair Value Measurements at Reporting Date Using:
                                    -------------------------------------------------------------
                                                            Quoted Prices in       Significant        Significant
                                                          Active Markets for     Other Observable     Unobservable
                                                            Identical Assets          Inputs            Inputs
                                      March 31, 2010            Level 1               Level 2           Level 3
                                    ----------------      --------------------   -----------------  ----------------
(In Thousands)
(unaudited)
Trading securities                   $       666             $    666            $      -             $        -
Securities available-for-sale        $     3,808                    -               3,808                      -
                                     -----------             --------            --------             ----------
           Totals                    $     4,474             $    666            $  3,808             $        -
                                     ===========             ========            ========             ----------

                                                 Fair Value Measurements at Reporting Date Using:
                                    -------------------------------------------------------------
                                                            Quoted Prices in       Significant        Significant
                                                          Active Markets for     Other Observable     Unobservable
                                                            Identical Assets          Inputs            Inputs
                                   September 30, 2009            Level 1               Level 2           Level 3
                                   ------------------      --------------------   -----------------  ----------------
(In Thousands)
Securities available-for-sale        $     6,328             $     --            $  6,328             $        --
                                     -----------            ---------            --------             -----------
           Totals                    $     6,328             $     --            $  6,328             $        --
                                     ===========             ========            ========             ===========

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
-----------------------------------------------------

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2010 (unaudited) and September 30, 2009, for which a nonrecurring change in fair value has been recorded:

                                                Fair Value Measurements at Reporting Date Using:
                                    -------------------------------------------------------------
                                                            Quoted Prices in       Significant        Significant
                                                          Active Markets for     Other Observable     Unobservable
                                                            Identical Assets          Inputs            Inputs
                                      March 31, 2010             Level 1             Level 2             Level 3
                                    ----------------      --------------------   -----------------  ----------------
(In Thousands)
(unaudited)
Impaired loans                       $       ---            $     ---            $    ---             $       ---
                                     -----------            ---------            --------             -----------
           Totals                    $       ---            $     ---            $    ---             $       ---
                                     ===========            =========            ========             ===========


                                                Fair Value Measurements at Reporting Date Using:
                                    -------------------------------------------------------------
                                                            Quoted Prices in       Significant        Significant
                                                          Active Markets for     Other Observable     Unobservable
                                                            Identical Assets          Inputs            Inputs
                                   September 30, 2009            Level 1               Level 2           Level 3
                                   ------------------      --------------------   -----------------  ----------------
(In Thousands)
Securities available-for-sale        $     1,500             $     --            $  1,500             $        --
                                     -----------             ---------           --------             -----------
           Totals                    $     1,500             $     --            $  1,500             $        --
                                     ===========             =========           ========             ===========

There were no significant transfers in and out of Level 1 and 2 during the six months ended March 31, 2010.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                                                     September 30,
                                                                                --------------------
                                                   March 31, 2010                        2009
                                           ----------------------------         ---------------------
                                            Carrying         Fair               Carrying      Fair
                                            Amount           Value              Amount        Value
                                           -----------    -----------           ---------   ----------
                                                                  (In Thousands)
                                                   (unaudited)
Financial assets:
   Cash and cash equivalents               $ 90,149       $  90,149             $  88,634     $  88,634
   Trading securities                           666             666                   637           637
   Available-for-sale securities              3,808           3,808                 6,328         6,328
   Federal Home Loan Bank stock               4,339           4,339                 4,339         4,339
   Loans, net                               366,413         360,071               362,667       358,003
   Accrued interest receivable                1,472           1,472                 1,544         1,544

Financial liabilities:
   Deposits                                 377,859         377,544               366,464       367,209
   Federal Home Loan Bank advances           51,000          51,875                58,000        59,354


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's discussion and analysis of the financial condition and results of operations at and for three and six months ended March 31, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Overview of Income and Expense

         Income

The Company has two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income, which is the income the Company earns on its loans and investments, and interest expense, which is the interest the Company pays on its deposits and borrowings.

The second source of pre-tax income is non-interest income, the compensation received from providing products and services. The majority of non-interest income comes from service charges on deposit accounts, bank owned life insurance income and loan servicing fees. The Company also earns income from the sale of residential mortgage loans and other fees and charges.

The company recognizes gains and losses as a result of sales of investments securities, foreclosed property, and premise and equipment. In addition the company recognized losses on its investments securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Company's primary source of income.

         Expenses

The expenses the Company incurs in operating its business consist of salaries and employee benefits, occupancy, equipment expense, external processing fees, FDIC assessments, Director Fees and other non-interest expense.

Salaries and employee benefits consist primarily of the salaries and wages paid to employees, payroll taxes, and expenses for health care, retirement and other employee benefits.

Occupancy  expenses,  which are fixed or variable costs  associated with premise
and  equipment,   consist  primarily  of  lease  payments,  real  estate  taxes, depreciation charges, maintenance, and cost of utilities.

Equipment expenses include expenses and depreciation charges related to office and banking equipment.

External processing fees are paid to third parties mainly for data processing services.

Other expenses include expenses for attorneys, accountants and consultants, advertising and marketing, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect," "will," "may" and words of similar meaning. These forward-looking statements include, but are not limited to:

     o    statements of our goals, intentions and expectations;

     o    statements  regarding  our  business  plans,  prospects,   growth  and
          operating strategies;

     o statements regarding the asset quality of our loan and investment portfolios; and

o        estimates of our risks and future costs and benefits.

     These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this prospectus.

     The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

     o general economic conditions, either nationally or in our market areas, that are worse than expected;

     o    competition among depository and other financial institutions;

     o inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

     o    adverse changes in the securities markets;

     o changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

     o our ability to enter new markets successfully and capitalize on growth opportunities;

     o    our ability to successfully integrate acquired entities, if any;

     o    changes in consumer spending, borrowing and savings habits;

     o changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

     o    changes in our organization, compensation and benefit plans;

     o changes in our financial condition or results of operations that reduce capital available to pay dividends; and

     o changes in the financial condition or future prospects of issuers of securities that we own.

     Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

     There are no material changes to the critical accounting policies disclosed in Peoples Federal Bancshares, Inc.'s Prospectus dated May 14, 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2010.

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

     At March 31, 2010, our total assets were $487.7 million, an increase of $4.9 million, or 1.0%, from our total assets of $482.8 million at September 30, 2009. Loans, net increased $3.7 million, or 1.0%, to $366.4 million at March 31, 2010 from $362.7 million at September 30, 2009. Investments in available-for-sale securities declined to $3.8 million at March 31, 2010 from $6.3 million at September 30, 2009, due primarily to principal repayments and sales of these securities. At March 31, 2010, cash and due from banks totaled $90.1 million as compared to $88.6 million at September 30, 2009, representing a $1.5 million, or 1.7% increase.

     Deposits increased by $11.4 million, or 3.1%, to $377.9 million at March 31, 2010 from $366.5 million at September 30, 2009. The increase resulted in part from an increase in money market accounts to $162.2 million at March 31, 2010, from $148.3 million at September 30, 2009, offset partially by a decrease in our certificates of deposit to $107.4 million at March 31, 2010 from $112.3 million at September 30, 2009.

     Borrowings, consisting of FHLB advances, decreased $7.0 million to $51.0 million at March 31, 2010 from $58.0 million at September 30, 2009 as we used loan repayments to pay down these borrowings.

     Total equity increased to $52.5 million at March 31, 2010 from $50.9 million at September 30, 2009. The increase resulted primarily from net income of $1.7 million for the six months ended March 31, 2010. Total equity was also impacted by $154,000 in other comprehensive loss. Other comprehensive loss consisted of a decrease in net unrealized gains, net of tax, on available-for-sale securities. The change in net unrealized gains or losses on securities classified as available-for-sale is affected by market interest rates and other conditions and, therefore, can fluctuate daily. Other comprehensive income or loss does not include changes in fair value of other financial instruments reflected on the balance sheet.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and March 31, 2009

     General. We recorded net income of $1.7 million for the six months ended March 31, 2010 compared to net income of $1.8 million for the six months ended March 31, 2009 as net interest and dividend income increased period over period to $7.4 million from $7.1 million. Although noninterest income increased to $1.0 million for the 2010 six month period from $775,000 for the 2009 six month period, this increase was offset by a $185,000 increase in noninterest expense to $5.3 million for the six months ended March 31, 2010 from $5.1 million from the year earlier period.

     Interest and Dividend Income. Interest and dividend income decreased $902,000 to $10.7 million for the six months ended March 31, 2010 from $11.6 million for the six months ended March 31, 2009. Average interest-earning assets increased to $454.4 million for the 2010 period from $409.2 million for the 2009 period; however, the average yield on interest-earning assets decreased 96 basis points to 4.72% from 5.68% during the periods. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

     Interest income on loans decreased to $10.6 million for the six months ended March 31, 2010 from $11.2 million for the six months ended March 31, 2009, as the average balance of our loans decreased to $366.2 million from $366.9 million, reflecting management's decision to reduce our one- to four-family residential mortgage loan portfolio in the low interest rate environment, and the average yield on loans decreased to 5.80% from 6.09%. The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates. Interest income on taxable investment securities decreased to $70,000 for the six months ended March 31, 2010 from $413,000 for the six months ended March 31, 2009, reflecting the significant decrease in the average balance of such securities to $3.3 million from $19.1 million. The average yield on such securities declined slightly to 4.31% for the six months ended March 31, 2010 from 4.32% for the same period one year earlier.

     Interest Expense. Interest expense decreased $1.1 million, or 25.1%, to $3.4 million for the six months ended March 31, 2010 from $4.5 million for the six months ended March 31, 2009. The decrease reflected an 88 basis point decrease in the average rate paid on deposits and borrowings in the 2010 period to 1.70%, compared to an average rate paid of 2.58% in the 2009 period, which more than offset an increase of $47.0 million in the average balance of such deposits and borrowings to $394.5 million for the 2010 period from $347.5 million during the 2009 period.

     Interest expense on money market accounts increased to $1.1 million for the six months ended March 31, 2010 from $765,000 for the six months ended March 31, 2009, an increase of $373,000, or 48.7%, reflecting a $95.2 million increase in the average balance of these accounts during the 2010 period to $156.2 million, from an average balance of $61.0 million during the year earlier period, resulting from our competitive pricing of these accounts. The average cost of these accounts decreased to 1.46% for the six months ended March 31, 2010 from 2.51% for the 2009 period. Interest expense on certificates of deposit decreased to $1.1 million for the six months ended March 31, 2010 from $2.1 million for the six months ended March 31, 2009, as the average balance of such certificates decreased to $109.2 million from $136.7 million, and the average rate paid on these certificates decreased to 2.01% for the six months ended March 31, 2010 from 3.13% for the six months ended March 31, 2009. The decrease in average balances of our certificates of deposit resulted primarily from our customers seeking higher returns in our money market accounts which we competitively priced, while the decrease in the average cost of such certificates and other deposits reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board and the lower market interest rates resulting from such cuts.

     Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $892,000 for the six months ended March 31, 2010 versus $1.3 million for the six months ended March 31, 2009 due to lower average balances and rates paid on such borrowings.

     Net Interest and Dividend Income. Net interest and dividend income increased to $7.4 million for the six months ended March 31, 2010 from $7.1 million for the six months ended March 31, 2009. The increase was due to lower interest expense and, in part, to the increase in the average balance of our income-earning assets, including net loans, over the period, offset in part by the impact of lower market interest rates on our loan portfolio, greater than 60% of which has adjustable rates of interest. Our interest rate spread and net interest margin both decreased period to period. The interest rate spread and net interest margin were 3.02% and 3.24%, respectively, during the six months ended March 31, 2010, compared to 3.10% and 3.49% for the six months ended March 31, 2009. Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 115.18% during the six ended March 31, 2010 from 117.78% during the six months ended March 31, 2009. The decreases in our interest rate spread, net interest margin and ratio of our average interest-earning assets to average interest-bearing liabilities all reflect our decision to reduce our exposure to fixed-rate loans during the low-interest rate environment and to increase our liquidity through increased cash and cash equivalents.

     Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loans losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

     Based on the above factors, we recorded a $300,000 provision for loan losses for the six months ended March 31, 2010 as compared to no provision for the six months ended March 31, 2009. The allowance for loan losses was $3.1 million or 0.83% of total loans at March 31, 2010 compared to $3.2 million, or 0.86% of total loans at March 31, 2009. Total non-performing assets decreased substantially to $1.6 million at March 31, 2010 from $3.1 million at March 31, 2009. The significant decline in non-performing assets resulted from (i) two non-performing loans totaling $2.0 million being paid off and collected in full during the quarter ended March 31, 2010, and (ii) the Bank recognizing loan charge-offs totaling $371,000 during the quarter ending March 31, 2010.

     While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors in the first quarter of fiscal 2010 to reflect further deterioration in the economy. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended March 31, 2010 and 2009.

     Noninterest Income. Noninterest income increased to $1.0 million for the six months ended March 31, 2010 from $775,000 for the six months ended March 31, 2009. The increase in noninterest income was due to a gain of $210,000 on the sale of approximately $4.6 million of short-term, mortgage-backed securities and a gain of $80,000 on loan sales to Freddie Mac. These sales reflected management's decision to reduce our interest rate risk profile in a low interest rate environment by reducing our securities portfolio and increasing our liquidity position.

     Noninterest Expense. Noninterest expense increased $185,000, or 3.6%, to $5.3 million for the six month period ended March 31, 2010 from $5.1 million for the six month period ended March 31, 2009. The increase in noninterest expense was primarily attributable to increases in salaries and employee benefits (which increased to $3.40 million from $3.35 million), occupancy expense (which increased to $404,000 from $372,000), FDIC insurance premiums (which increased to $238,000 from $94,000) and other expenses (which increased to $464,000 from $359,000). These increases were partially offset by decreases in data processing expense (which decreased to $303,000 from $387,000), professional fees (which decreased to $184,000 from $202,000), advertising expense (which decreased to $74,000 from $107,000) and equipment expense (which decreased to $206,000 from $210,000).

     Income Tax Expense. The provision for income taxes was $1.1 million for the six months ended March 31, 2010 compared to $1.1 million for the six months ended March 31, 2009, reflecting pre-tax income in the 2010 period of $2.8 million versus pre-tax income of $2.8 million for the 2009 period. Our effective tax rate was 38.9% for the six months ended March 31, 2010 compared to 37.7% for the six months ended March 31, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

     General.  We recorded  net income of $861,000  for the three  months  ended
March 31, 2010 compared to net income of $828,000 for the three months ended March 31, 2009 as net interest and dividend income increased period over period to $4.0 million from $3.5 million and noninterest expense decreased to $2.6 million for the three months ended March 31, 2010 from $2.6 million for the year earlier period, offset partially by a decrease in noninterest income to $371,000 for the 2010 quarter from $421,000 for the 2009 quarter.

     Interest and Dividend Income. Interest and dividend income decreased to $5.5 million for the three months ended March 31, 2010 from $5.6 million for the three months ended March 31, 2009. Average interest-earning assets increased to $442.0 million for the 2010 period compared to $411.0 million for the 2009 period; however, the average yield on interest-earning assets decreased to 4.99% from 5.49% during the periods. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

     Interest income on loans remained unchanged at $5.4 million for both three month periods. The average balance of our loans increased to $370.1 million for the three month period ended March 31, 2010 from $363.7 million for the three month period ended March 31, 2009. The average yield on loans decreased to 5.93% from 5.99%. The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates. Interest income on taxable investment securities decreased to $11,000 for the three months ended March 31, 2010 from $183,000 for the three months ended March 31, 2009, reflecting the significant decrease in the average balance of such securities to $1.1 million from $16.7 million. The average yield on such securities decreased to 4.15% for the quarter ended March 31, 2010 from 4.38% for the quarter ended March 31, 2009.

     Interest Expense. Interest expense decreased $563,000, or 26.4%, to $1.6 million for the three months ended March 31, 2010 from $2.1 million for the three months ended March 31, 2009. The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2010 period to 1.60%, compared to an average rate paid of 2.45% in the 2009 period, which more than offset an increase of $45.1 million in the average balance of such deposits and borrowings to $393.2 million for the 2010 quarter versus $348.0 million during the 2009 quarter.

     Interest expense on money market accounts increased to $536,000 for the quarter ended March 31, 2010 from $385,000 for the quarter ended March 31, 2009, an increase of $151,000, or 39.2%, reflecting a $91.2 million increase in the average balance of these accounts during the March 31, 2010 quarter to $157.6 million, from an average balance of $66.4 million during the quarter ended March 31, 2009. The average cost of these accounts decreased to 1.36% for the quarter ended March 31, 2010 from 2.32% for the 2009 quarter. Interest expense on certificates of deposit decreased to $506,000 for the three months ended March 31, 2010 from $972,000 for the three months ended March 31, 2009, as the average balance of such certificates decreased to $108.0 million from $132.6 million, and the average rate paid on these certificates decreased to 1.87% for the quarter ended March 31, 2010 from 2.93% for the quarter ended March 31, 2009. The decrease in the average balance of our certificates of deposit resulted primarily from our customers seeking higher returns in our money market accounts which we competitively priced, while the decrease in the average cost of such certificates and other deposits reflected lower market interest rates.

     Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, were $419,000 for the quarter ended March 31, 2010 versus $645,000 for the year earlier period, reflecting a lower average balance of borrowings during the 2010 period.

     Net Interest and Dividend Income. Net interest and dividend income increased to $4.0 million for the three months ended March 31, 2010 from $3.5 million for the three months ended March 31, 2009. The increase in net interest income in the quarter ended March 31, 2010 was positively impacted by the recovery of $335,000 of delinquent interest on two nonperforming loans, as well as the impact of lower market interest rates on our deposit portfolio, offset in part by the impact of lower market interest rates on our loan portfolio, greater than 60% of which have adjustable rates of interest, and the change in the overall mix of our interest-earning assets. Our interest rate spread and net interest margin both increased period to period. The interest rate spread and net interest margin were 3.39% and 3.57%, respectively, during the quarter ended March 31, 2010, compared to 3.04% and 3.42% for the 2009 quarter. Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 112.42% during the quarter ended March 31, 2010 from 118.10% during the quarter ended March 31, 2009. The decreases in our average interest-earning assets to average interest-bearing liabilities reflects our decision to reduce our exposure to fixed-rate loans during the low-interest rate environment and to increase the Bank's liquidity through increased cash and cash equivalents.

     Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loans losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

     Based on the above factors, we recorded a provision for loan losses of $300,000 for the three months ended March 31, 2010 as compared to no recorded provision for loan losses for the three months ended March 31, 2009. The allowance for loan losses was $3.1 million, or 0.83%, of total loans at March 31, 2010 compared to $3.2 million, or 0.86%, of total loans at March 31, 2009. Total non-performing assets were $1.6 million at March 31, 2010 compared to $3.1 million at March 31, 2009, reflecting the payoff and collection in full of two non-performing loans totaling $2.0 million and the Bank recognizing loan charge-offs totaling $371,000 during the quarter ending March 31, 2010. While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors in the first quarter of fiscal 2010 to reflect further deterioration in the economy. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2010 and 2009.

     Noninterest Income. Noninterest income decreased to $371,000 for the three months ended March 31, 2010 from $421,000 for the three months ended March 31, 2009. The decrease in noninterest income was due to a reduction in the gain on the sale on securities to $0 for the three months ended March 31, 2010 from $67,000 for the three months ended March 31, 2009. Also contributing to the decline was a decrease in the gain from the sales of mortgage loans to $7,000 for the three months ended March 31, 2010 from $44,000 for the three months ended March 31, 2009.

     Noninterest Expense. Noninterest expense decreased $81,000, or 3.0%, to $2.6 million for the three month period ended March 31, 2010 from $2.6 million for the three month period ended March 31, 2009. The decrease in noninterest expense was primarily attributable to decreases in salaries and employee benefits (which decreased to $1.6 million from $1.7 million), professional fees expense (which decreased to $59,000 from $99,000), data processing fees (which decreased to $185,000 from $231,000) and equipment expense (which decreased to $100,000 from $103,000). These decreases were partially offset by increases in FDIC insurance premiums (which increased to $123,000 from $47,000), occupancy expense (which increased to $212,000 from $199,000), other expense (which increased to $256,000 from $183,000) and advertising expense (which increased slightly to $32,000 from $31,000).

     Income Tax Expense. The provision for income taxes was $538,000 for the three months ended March 31, 2010 compared to $465,000 for the three months ended March 31, 2009, reflecting slightly higher pre-tax income in the 2010 quarter of $1.4 million versus pre-tax income of $1.3 million for the 2009 quarter and higher effective tax rates. Our effective tax rate was 38.4% for the three months ended March 31, 2010 compared to 36.0% for the three months ended March 31, 2009.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable, as the Registrant is a smaller reporting company.

ITEM 4.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

     During the quarter ended March 31, 2010, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           Part II - Other Information

Item 1.  Legal Proceedings

     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 1A. Risk Factors

     Not applicable, as the Registrant is a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) There were no sales of unregistered securities during the period covered by this Report.
     (b)  Not applicable.
     (c) There were no issuer repurchases of securities during the period covered by this Report.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  [Reserved]


Item 5.  Other Information

     None.


Item 6.  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEOPLES FEDERAL BANCSHARES, INC.


Date:    June 28, 2010                      /s/ Maurice H. Sullivan, Jr.
                                            ------------------------------------
                                            Maurice H. Sullivan, Jr.
                                            Chief Executive Officer


Date:    June 28, 2010                      /s/ Christopher Lake
                                            ------------------------------------
                                            Christopher Lake
                                            Senior Vice President and Chief
                                            Financial Officer

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Maurice H. Sullivan, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Peoples Federal Bancshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:   June 28, 2010                       /s/ Maurice H. Sullivan, Jr.
                                            ----------------------------
                                            Maurice H. Sullivan, Jr.
                                            Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Christopher Lake, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Peoples Federal Bancshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    June 28, 2010                      /s/ Christopher Lake
                                            --------------------
                                            Christopher Lake
                                            Senior Vice President and Chief
                                            Financial Officer

                                                                      Exhibit 32

  Certification of Chief Executive Officer and Chief Financial Officer Pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002

     Maurice H. Sullivan, Jr., Chief Executive Officer of Peoples Federal Bancshares, Inc., (the "Company") and Christopher Lake, Senior Vice President and Chief Financial Officer of the Company, each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-Q for the quarter ended March 31, 2010 (the "Report") and that to the best of his knowledge:

     1. the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   June 28, 2010                       /s/ Maurice H. Sullivan, Jr.
                                            ----------------------------
                                            Maurice H. Sullivan, Jr.
                                            Chief Executive Officer



Date:  June 28, 2010                        /s/ Christopher Lake
                                            ---------------------
                                            Christopher Lake
                                            Senior Vice President and Chief
                                            Financial Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.