Form 10-Q
period 2010-06-30
Peoples Federal Bancshares, Inc.
filed 2010-08-06
CIK 1485964

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 333-165525

Peoples Federal Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2814821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

435 Market Street, Brighton, Massachusetts	02135
(Address of Principal Executive Offices)	Zip Code

(617) 254-0707

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 30, 2010.

Peoples Federal Bancshares, Inc.

FORM 10-Q

EXPLANATORY NOTE

Peoples Federal Bancshares, Inc., a Maryland corporation (the “Registrant”), was formed on March 11, 2010 to serve as the stock holding company for Peoples Federal Savings Bank as part of the mutual-to-stock conversion of Peoples Federal MHC (the “MHC”). As of June 30, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the MHC is included in this Quarterly Report.

Part I. Financial Information

Item 1. Consolidated Financial Statements

PEOPLES FEDERAL MHC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(unaudited)
	(In Thousands)
ASSETS
Cash and due from banks	$6,106	$9,491
Interest-bearing demand deposits with other banks and money market mutual funds	114,745	13,954
Federal funds sold	14,626	14,980
Federal Home Loan Bank - overnight deposit	25,309	50,209

Total cash and cash equivalents	160,786	88,634
Investments in available-for-sale securities (at fair value)	13,613	6,328
Federal Home Loan Bank stock, at cost	4,339	4,339
Loans, net of allowance for loan losses of $3,206 as of June 30, 2010 (unaudited) and $3,204 as of September 30, 2009	372,603	362,667
Premises and equipment	3,335	3,473
Accrued interest receivable	1,545	1,544
Cash surrender value of life insurance policies	11,567	11,249
Deferred income tax asset, net	3,396	3,394
Other assets	3,911	1,200

Total assets	$575,095	$482,828

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$106,301	$30,489
Interest-bearing	360,996	335,975

Total deposits	467,297	366,464
Federal Home Loan Bank advances	47,000	58,000
Other liabilities	7,469	7,421

Total liabilities	521,766	431,885

Equity:
Retained earnings	53,268	50,770
Accumulated other comprehensive income	61	173

Total equity	53,329	50,943

Total liabilities and equity	$575,095	$482,828

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
		(unaudited)
Interest and dividend income:
Interest and fees on loans	$5,113	$5,469	$15,730	$16,646
Interest on debt securities:
Taxable	30	113	100	526
Other interest	36	5	71	16
Dividends on Federal Home Loan Bank stock	—	—	—	23

Total interest and dividend income	5,179	5,587	15,901	17,211

Interest expense:
Interest on deposits	1,097	1,514	3,566	4,679
Interest on Federal Home Loan Bank advances	443	630	1,335	1,950

Total interest expense	1,540	2,144	4,901	6,629

Net interest and dividend income	3,639	3,443	11,000	10,582
Provision for loan losses	0	127	300	127

Net interest and dividend income after provision for loan losses	3,639	3,316	10,700	10,455

Noninterest income:
Customer service fees	208	199	614	608
Loan servicing fees	24	22	75	44
Net gain on sales of mortgage loans	91	146	171	191
Net gain on sales of available-for-sale securities	—	141	210	208
Income on cash surrender value of life insurance	102	90	318	290
Other income	5	24	64	56

Total noninterest income	430	622	1,452	1,397

Noninterest expense:
Salaries and employee benefits	1,818	1,732	5,215	5,086
Occupancy expense	192	200	596	572
Equipment expense	102	88	308	298
Professional fees	129	104	313	306
Advertising expense	35	41	109	148
Data processing expense	120	220	468	607
Deposit insurance expense	165	344	358	438
Other expense	251	224	715	583

Total noninterest expense	2,812	2,953	8,082	8,038

Income before income taxes	1,257	985	4,070	3,814
Income taxes	478	385	1,572	1,452

Net income	$779	$600	$2,498	$2,362

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended June 30, 2010 and 2009 (unaudited)

(In Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2008	$48,366	$(92)	$48,274
Comprehensive income:
Net income	2,362	—	—
Net change in unrealized holding loss on available-for-sale securities, net of tax effect	—	221	—
Comprehensive income	—	—	2,583

Balance, June 30, 2009 (unaudited)	$50,728	$129	$50,857

Balance, September 30, 2009	$50,770	$173	$50,943
Comprehensive income:
Net income	2,498	—	—
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	(112)	—
Comprehensive income	—	—	2,386

Balance, June 30, 2010 (unaudited)	$53,268	$61	$53,329

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2010	2009
	(In Thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$2,498	$2,362
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	12	50
Net gain on sales of available-for-sale securities	(210)	(208)
Provision for loan losses	300	127
Change in net deferred loan fees	(181)	87
Depreciation and amortization	291	292
(Increase) decrease in accrued interest receivable	(1)	117
Income on cash surrender value of life insurance	(318)	(291)
Increase in other assets	(2,567)	(281)
Increase in accrued expenses and other liabilities	48	276
Increase in prepaid income taxes	(144)	(290)
Deferred income tax expense	75	84

Net cash (used in) provided by operating activities	(197)	2,325

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,000)	—
Proceeds from sales of available-for-sale securities	4,829	11,449
Proceeds from maturities, payments and calls of available-for-sale securities	895	4,452
Loan originations and principal collections, net	20,636	4,241
Loans purchased	(30,830)	(2,950)
Recoveries of loans previously charged off	139	5
Capital expenditures	(153)	(267)

Net cash (used in) provided by investing activities	(17,484)	16,930

PEOPLES FEDERAL MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Nine Months Ended June 30,
	2010	2009
	(In Thousands)
	(unaudited)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	89,601	56,178
Net increase (decrease) in time deposits	11,232	(21,412)
Proceeds from Federal Home Loan Bank advances	8,000	27,400
Repayment of Federal Home Loan Bank advances	(19,000)	(41,460)

Net cash provided by financing activities	89,833	20,706

Net increase in cash and cash equivalents	72,152	39,961
Cash and cash equivalents at beginning of period	88,634	17,339

Cash and cash equivalents at end of period	$160,786	$57,300

Supplemental disclosures:
Interest paid	$4,933	$6,588
Income taxes paid	1,791	1,658

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Prospectus dated May 14, 2010 for the period ended September 30, 2009.

The allowance for loan losses is a significant accounting policy and is presented in the Peoples Federal Bancshares, Inc.’s Prospectus dated May 14, 2010 which provides information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

NOTE 3 - RECENT PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.” The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In May 2009, the FASB updated ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance during 2009. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are issued. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the total impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The Company adopted this guidance effective April 1, 2009. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations. The enhanced disclosures related to this guidance are included in Note 7, “Fair Value Measurements.”

In April 2009, the FASB updated ASC 825-10 “Financial Instruments.” This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during 2009. The required disclosures have been included in Note 7, “Fair Value Measurements.”

In February 2008, the FASB updated ASC 860, “Transfers and Servicing.” This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective October 1, 2009. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB updated ASC 805, “Business Combinations.” The updated guidance significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010. The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 7. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

NOTE 4 - PLAN OF CONVERSION AND REORGANIZATION

On July 6, 2010, the Registrant completed its plan of conversion and reorganization from a mutual holding company to a stock holding company. In accordance with the plan, Peoples Federal MHC and Peoples Federal Bancorp, Inc. ceased to exist as separate legal entities and a stock holding company, Peoples Federal Bancshares, Inc., of which Peoples Federal Savings Bank (the “Bank”) became a wholly owned subsidiary, issued and sold shares of capital stock to the Bank’s eligible depositors in a subscription offering. A total of 6,612,500 shares were sold in the conversion at $10 per share, raising $66.1 million of gross proceeds. Additionally, the Bank contributed 529,000 shares of the registrant’s common stock for nominal value to the Peoples Federal Savings Bank Charitable Foundation, a charitable foundation established by the Bank in connection with the conversion. Approximately $1.7 million in conversion expenses have been offset against the gross proceeds. Through June 30, 2010, the Company had incurred approximately $810,000 (unaudited) in conversion and offering costs, which are included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Registrant’s common stock began trading on the NASDAQ Capital Market under the symbol “PEOP” on July 7, 2010.

NOTE 5 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of investment securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)
June 30, 2010 (unaudited):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$13,000	$53	$—	$13,053
Mortgage-backed securities	511	49	—	560

	$13,511	$102	$—	$13,613

September 30, 2009:
Mortgage-backed securities	$6,037	$291	$—	$6,328

	$6,037	$291	$—	$6,328

The Company did not have any temporarily impaired investments at June 30, 2010 (unaudited), and September 30, 2009.

NOTE 6 - NONACCRUAL AND IMPAIRED LOANS

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue:

	June 30, 2010	September 30, 2009
	(In Thousands)
	(unaudited)
Nonaccrual loans	$1,747	$5,341

Accruing loans which are 90 days or more overdue	$0	$384

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality – Subsequent Measurement,” is as follows:

	June 30, 2010		September 30, 2009
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
	(unaudited)
	(In Thousands)
Loans for which there is a related allowance for credit losses	$—	$—	$1,540	$40

Loans for which there is no related allowance for credit losses	3,349	—	4,958	—

Totals	$3,349	$—	$6,498	$40

NOTE 7 - FAIR VALUE MEASUREMENTS

The following summarizes assets measured at fair value for the period ending June 30, 2010 (unaudited) and September 30, 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
(unaudited)
Trading securities	$663	$663	$—	$—
Securities available-for-sale	$13,613	—	13,613	—

Totals	$14,276	$663	$13,613	$—

	Fair Value Measurements at Reporting Date Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
Securities available-for-sale	$6,328	$—	$6,328	$—

Totals	$6,328	$—	$6,328	$—

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2010 (unaudited) and September 30, 2009, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
(unaudited)
Impaired loans	$—	$—	$—	$—

Totals	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
Impaired loans	$1,500	$—	$1,500	—

Totals	$1,500	$—	$1,500	$—

There were no significant transfers in and out of Level 1 and 2 during the six months ended June 30, 2010.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
	(unaudited)
Financial assets:
Cash and cash equivalents	$160,786	$160,786	$88,634	$88,634
Trading securities	663	663	637	637
Available-for-sale securities	13,613	13,613	6,328	6,328
Federal Home Loan Bank stock	4,339	4,339	4,339	4,339
Loans, net	372,603	366,461	362,667	358,003
Accrued interest receivable	1,545	1,545	1,544	1,544

Financial liabilities:
Deposits	467,297	467,410	366,464	367,209
Federal Home Loan Bank advances	47,000	47,909	58,000	59,354

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended June 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company recognizes gains and losses as a result of sales of investments securities, foreclosed property, and premise and equipment. In addition the Company recognized losses on its investments securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Company’s primary source of income.

Expenses

The Company’s largest expense is our interest expense which is the interest expense we pay on our deposits and borrowings. The expenses the Company incurs in operating its business consist of salaries and employee benefits, occupancy, equipment expense, external processing fees, FDIC assessments, director fees and other non-interest expense.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Peoples Federal Bancshares, Inc.’s Prospectus dated May 14, 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2010.

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

At June 30, 2010, our total assets were $575.1 million, an increase of $92.3 million, or 19.1%, from our total assets of $482.8 million at September 30, 2009. Loans, net increased $9.9 million, or 2.7%, to $372.6 million at

June 30, 2010 from $362.7 million at September 30, 2009. Investments in available-for-sale securities increased to $13.6 million at June 30, 2010 from $6.3 million at September 30, 2009, due primarily to the purchase of available for sale securities and principal repayments of these securities. At June 30, 2010, cash and due from banks totalled $160.8 million as compared to $88.6 million at September 30, 2009, representing a $72.2 million, or 81.5% increase. The increase is primarily a result of the funds raised during the solicitation period of the initial public offering as noted in the prospectus dated May 14, 2010.

Deposits increased by $100.8 million, or 27.5%, to $467.3 million at June 30, 2010 from $366.5 million at September 30, 2009. During the period, the increase resulted in part from an increase in demand deposit accounts to $106.3 million from $30.5 million, an increase in our certificates of deposit to $123.6 million from $112.3 million, an increase in our money market deposit accounts to $158.5 from $148.3 million, an increase in NOW accounts to $33.2 million from $30.7 million and an increase in savings accounts to $45.8 million from $44.6 million. The increase in demand accounts was due to funds deposited in conjunction with the public offering referenced in the prospectus dated May 14, 2010.

Borrowings, consisting entirely of FHLB advances, decreased $11.0 million to $47.0 million at June 30, 2010 from $58.0 million at September 30, 2009 as we used loan repayments and increases in deposits to pay down these borrowings.

Total equity increased to $53.3 million at June 30, 2010 from $50.9 million at September 30, 2009. The increase resulted primarily from net income of $2.5 million for the nine months ended June 30, 2010. Total equity was also impacted by a reduction of $112,000 in other comprehensive loss. Other comprehensive loss consisted of a decrease in net unrealized gains, net of tax, on available-for-sale securities. The change in net unrealized gains or losses on securities classified as available-for-sale is affected by market interest rates and other conditions and, therefore, can fluctuate daily. Other comprehensive income or loss does not include changes in fair value of other financial instruments reflected on the balance sheet.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and June 30, 2009

General. We recorded net income of $2.5 million for the nine months ended June 30, 2010 compared to net income of $2.4 million for the nine months ended June 30, 2009 as net interest and dividend income increased period over period to $11.0 million from $10.6 million. Although noninterest income increased to $1.5 million for the 2010 nine month period from $1.4 million for the 2009 nine month period, this increase was offset by a $44,000 increase in noninterest expense to $8.1 million for the nine months ended June 30, 2010 from $8.0 million from the year earlier period.

Interest and Dividend Income. Interest and dividend income decreased $1.3 million to $15.9 million for the nine months ended June 30, 2010 from $17.2 million for the nine months ended June 30, 2009. Average interest-earning assets increased to $463.1 million for the 2010 period from $417.1 million for the 2009 period; however, the average yield on interest-earning assets decreased to 4.58% from 5.50% during the periods. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $15.7 million for the nine months ended June 30, 2010 from $16.6 million for the nine months ended June 30, 2009, as the average balance of our loans decreased slightly to $367.4 million from $367.9 million, due to a modest reduction in our one- to four-family residential mortgage loan portfolio in the low interest rate environment, and the average yield on loans decreased to 5.71% from 6.03%. The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates. Interest income on taxable investment securities decreased to $100,000 for the nine months ended June 30, 2010 from $526,000 for the nine months ended June 30, 2009, reflecting the significant decrease in the average balance of such securities to $4.6 million from $16.1 million. The average yield on such securities declined to 2.88% for the nine months ended June 30, 2010 from 4.35% for the same period one year earlier.

Interest Expense. Interest expense decreased $1.7 million, or 26.1%, to $4.9 million for the nine months ended June 30, 2010 from $6.6 million for the nine months ended June 30, 2009. The decrease reflected an 86 basis point decrease in the average rate paid on deposits and borrowings in the 2010 period to 1.64%, compared to an average rate paid of 2.50% in the 2009 period, which more than offset an increase of $44.4 million in the average balance of such deposits and borrowings to $397.7 million for the 2010 period from $353.2 million during the 2009 period.

Interest expense on money market accounts increased to $1.7 million for the nine months ended June 30, 2010 from $1.4 for the nine months ended June 30, 2009, an increase of $315,000, or 23.3%, reflecting a $85.3 million increase in the average balance of these accounts during the 2010 period to $159.2 million, from an average balance of $73.9 million during the year earlier period, resulting from our competitive pricing of these accounts. The average cost of these accounts decreased to 1.40% for the nine months ended June 30, 2010 from 2.44% for the 2009 period. Interest expense on certificates of deposit decreased to $1.6 million for the nine months ended June 30, 2010 from $2.9 million for the nine months ended June 30, 2009, as the average balance of such certificates decreased to $109.6 million from $131.1 million, and the average rate paid on these certificates decreased to 1.93% for the nine months ended June 30, 2010 from 2.98% for the nine months ended June 30, 2009. The decrease in average balances of our certificates of deposit resulted primarily from our customers seeking higher returns in our money market accounts which we competitively priced, while the decrease in the average cost of such certificates and other deposits reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board and the lower market interest rates resulting from such cuts.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $1.3 million for the nine months ended June 30, 2010 versus $2.0 million for the nine months ended June 30, 2009 due to lower average balances and rates paid on such borrowings.

Net Interest and Dividend Income. Net interest and dividend income increased to $11.0 million for the nine months ended June 30, 2010 from $10.6 million for the nine months ended June 30, 2009. The increase was due to lower interest expense and, in part, to the increase in the average balance of our income-earning assets, including net loans, over the period, offset in part by the impact of lower market interest rates on our loan portfolio. Our interest rate spread decreased during the nine months ended June 30, 2010 to 2.93% at June 30 2010 from 3.00% for the nine months ended June 30, 2009. The net interest margin also declined 21 basis points to 3.17% for the 2010 period from 3.38% for the year earlier period. Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 116.46% during the nine months ended June 30, 2010 from 118.07% during the nine months ended June 30, 2009. The decreases in our interest rate spread, net interest margin and ratio of our average interest-earning assets to average interest-bearing liabilities all reflect our decision to reduce our exposure to fixed-rate loans during the low-interest rate environment and to increase our liquidity through increased cash and cash equivalents.

Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loans losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

Based on the above factors, we recorded a $300,000 provision for loan losses for the nine months ended June 30, 2010 as compared to $127,000 for the nine months ended June 30, 2009. The allowance for loan losses was $3.2 million or 0.86% of total loans at both June 30, 2010 and June 30, 2009. Total non-performing assets decreased substantially to $1.7 million at June 30, 2010 from $5.3 million at June 30, 2009. The significant decline in non-performing assets resulted from (i) two non-performing loans totaling $2.0 million being paid off and collected in full during the quarter ended March 31, 2010, and (ii) the Bank recognizing loan charge-offs totaling $438,000 for the nine months ended June 30, 2010.

While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors in the 2010 period to reflect further deterioration in the economy. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended June 30, 2010 and 2009.

Noninterest Income. Noninterest income increased to $1.5 million for the nine months ended June 30, 2010 from $1.4 million for the nine months ended June 30, 2009. The increase in noninterest income was due in part to a gain of $210,000 on the sale of approximately $4.6 million of short-term, mortgage-backed securities, a gain of $171,000 on loan sales in the secondary market, and an increase in loan servicing fees. These sales of assets reflected management’s decision to reduce our interest rate risk profile in a low interest rate environment by reducing our securities portfolio and increasing our liquidity position.

Noninterest Expense. Noninterest expense increased $44,000, or 0.55%, to $8.1 million for the nine month period ended June 30, 2010 from $8.0 million for the nine month period ended June 30, 2009. The increase in noninterest expense was primarily attributable to increases in salaries and employee benefits (which increased to $5.2 million from $5.1 million), occupancy expense (which increased to $596,000 from $572,000), professional fees (which increased to $313,000 from $306,000), other expenses (which increased to $715,000 from $583,000), and equipment expense (which increased to $308,000 from $298,000). These increases were partially offset by decreases in data processing expense (which decreased to $468,000 from $607,000), advertising expense (which decreased to $109,000 from $148,000) and FDIC insurance premiums (which increased to $358,000 from $438,000).

Income Tax Expense. The provision for income taxes was $1.6 million for the nine months ended June 30, 2010 compared to $1.5 million for the nine months ended June 30, 2009, reflecting pre-tax income in the 2010 period of $4.1 million versus pre-tax income of $3.8 million for the 2009 period. Our effective tax rate was 38.6% for the nine months ended June 30, 2010 compared to 38.1% for the nine months ended June 30, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009

General. We recorded net income of $779,000 for the three months ended June 30, 2010 compared to net income of $600,000 for the three months ended June 30, 2009 as net interest and dividend income increased period over period to $3.6 million from $3.5 million and noninterest expense decreased to $2.8 million for the three months ended June 30, 2010 from $3.0 million for the year earlier period, offset partially by a decrease in noninterest income to $430,000 for the 2010 quarter from $525,000 for the 2009 quarter.

Interest and Dividend Income. Interest and dividend income decreased to $5.2 million for the three months ended June 30, 2010 from $5.6 million for the three months ended June 30, 2009. Average interest-earning assets decreased to $478.9 million for the 2010 period compared to $427.1 million for the 2009 period while the average yield on interest-earning assets decreased to 4.33% from 5.23% during the periods. The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans declined to $5.1 million for the three months ended June 30, 2010 from $5.5 million for the three month period ended June 30, 2009. The average balance of our loans remained unchanged for the three month periods ended June 30, 2010 and June 30, 2009. The average yield on loans decreased to 5.53% from 5.91%. The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates. Interest income on taxable investment securities decreased to $30,000 for the three months ended June 30, 2010 from $113,000 for the three months ended June 30, 2009, reflecting the decrease in the average balance of such securities to $7.4 million from $10.2 million. The average yield on such securities decreased to 1.63% for the quarter ended June 30, 2010 from 4.44% for the quarter ended June 30, 2009.

Interest Expense. Interest expense decreased $604,000, or 28.2%, to $1.5 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009. The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2010 period to 1.53%, compared to an average rate paid of 2.35% in the 2009 period, which more than offset an increase of $39.1 million in the average balance of such deposits and borrowings to $403.9 million for the 2010 quarter versus $364.8 million during the 2009 quarter.

Interest expense on money market accounts decreased to $531,000 for the quarter ended June 30, 2010 from $589,000 for the quarter ended June 30, 2009, a decrease of $58,000, or 9.8%, reflecting a $65.6 million increase in the average balance of these accounts during the June 30, 2010 quarter to $165.1 million, from an average balance of $99.5 million during the quarter ended June 30, 2009. The average cost of these accounts decreased to 1.29% for the quarter ended June 30, 2010 from 2.37% for the 2009 quarter. Interest expense on certificates of deposit decreased to $489,000 for the three months ended June 30, 2010 from $789,000 for the three months ended June 30, 2009, as the average balance of such certificates decreased to $110.3 million from $119.8 million, and the average rate paid on these certificates decreased to 1.77% for the quarter ended June 30, 2010 from 2.63% for the quarter ended June 30, 2009. The decrease in the average balance of our certificates of deposit resulted primarily from our customers seeking higher returns in our money market accounts which we competitively priced, while the decrease in the average cost of such certificates and other deposits reflected lower market interest rates.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, were $443,000 for the quarter ended June 30, 2010 versus $630,000 for the year earlier period, reflecting a lower average balance of borrowings during the 2010 period.

Net Interest and Dividend Income. Net interest and dividend income increased to $3.6 million for the three months ended June 30, 2010 from $3.5 million for the three months ended June 30, 2009. The increase in net interest income in the quarter ended June 30, 2010 was positively impacted by the recovery of $335,000 of delinquent interest on two nonperforming loans, as well as the impact of lower market interest rates on our deposit portfolio, offset in part by the impact of lower market interest rates on our loan portfolio and the change in the overall mix of our interest-earning assets. Our interest rate spread and net interest margin both decreased period to period. The interest rate spread and net interest margin were 2.80% and 3.04%, respectively, during the quarter ended June 30, 2010, compared to 2.88% and 3.22% respectively, for the 2009 quarter. Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities increased to 118.6% during the quarter ended June 30, 2010 from 117.1% during the quarter ended June 30, 2009. The decreases in our average interest-earning assets to average interest-bearing liabilities ratio reflects our decision to reduce our exposure to fixed-rate loans during the low-interest rate environment and to increase the Bank’s liquidity through increased cash and cash equivalents.

Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

Based on the above factors, we recorded no provision for loan losses for the three months ended June 30, 2010 as compared to a $127,000 provision for loan losses for the three months ended June 30, 2009. The allowance for loan losses was $3.2 million, or 0.86%, of total loans for both June 30, 2010 and June 30, 2009. Total non-performing assets were $1.7 million at June 30, 2010 compared to $5.3 million at June 30, 2009, reflecting the payoff and collection in full of two non-performing loans and the Bank recognizing loan charge-offs totaling $438,000 during the nine months ending June 30, 2010. While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors in the first quarter of fiscal 2010 to reflect further deterioration in the economy. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2010 and 2009.

Noninterest Income. Noninterest income decreased to $430,000 for the three months ended June 30, 2010 from $622,000 for the three months ended June 30, 2009. The decrease in noninterest income was due to a reduction in the gain on the sale on securities to $0 for the three months ended June 30, 2010 from $141,000 for the three months ended June 30, 2009. Also contributing to the decline was a decrease in other income of $5,000 for the three months ended June 30, 2010 from $24,000 for the three months ended June 30, 2009.

Noninterest Expense. Noninterest expense decreased $140,000, or 4.8%, to $2.8 million for the three month period ended June 30, 2010 from $2.9 million for the three month period ended June 30, 2009. The decrease in noninterest expense was primarily attributable to FDIC insurance premiums (which decreased to $165,000 from $344,000, occupancy expense (which decreased to $192,000 from $200,000), advertising expense (which decreased slightly to $35,000 from $41,000), and data processing fees (which decreased to $120,000 from $220,000). These decreases were partially offset by increases in salaries and employee benefits (which increased to $1.8 million from $1.7 million), professional fees expense (which increased to $129,000 from $104,000, equipment expense (which increased to $102,000 from $88,000) and other expense (which increased to $251,000 from $224,000) and

Income Tax Expense. The provision for income taxes was $478,000 for the three months ended June 30, 2010 compared to $385,000 for the three months ended June 30, 2009, reflecting slightly higher pre-tax income in the 2010 quarter of $1.3 million versus pre-tax income of $985,000 for the 2009 quarter. Our effective tax rate was 38.0% for the three months ended June 30, 2010 compared to 39.1% for the three months ended June 30, 2009.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

PEOPLES FEDERAL BANCSHARES, INC.

Date: August 5, 2010	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chief Executive Officer

Date: August 5, 2010	/s/ Christopher Lake
Christopher Lake
Chief Financial Officer