Form 10-K
period 2010-09-30
Peoples Federal Bancshares, Inc.
filed 2010-12-29
CIK 1485964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________

Commission File Number: 0-51856

PEOPLES FEDERAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	27-2814821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Market Street, Brighton, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

(617) 254-0707
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the closing price of the Registrant’s shares of common stock as of July 7, 2010, the first day our common stock was traded after consummation of our initial public offering, was approximately $62.6 million.

The number of shares outstanding of the registrant’s common stock as of December 27, 2010 was 7,141,500.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

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

•	changes in our organization, compensation and benefit plans;

•	the timing and amount of revenues that we may recognize;

•	the value and marketability of collateral underlying our loan portfolios;

•	the impact of current governmental efforts to restructure the U.S. financial and regulatory system;

•	the quality and composition of our investment portfolio;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Item 1.	BUSINESS

Peoples Federal Bancshares, Inc.

Peoples Federal Bancshares, Inc. (“Peoples Federal Bancshares” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Peoples Federal Savings Bank (“Peoples Federal” or the “Bank”). Peoples Federal Bancshares was incorporated in March 2010 to become the holding company of Peoples Federal in connection with Peoples Federal’s mutual to stock conversion. On July 6, 2010 we completed our initial public offering of common stock in connection with Peoples Federal’s mutual-to-stock conversion, selling 6,612,500 shares of common stock at $10.00 per share and raising $66.1 million of gross proceeds. In addition, we issued 529,000 shares of our common stock to the Peoples Federal Savings Bank Charitable Foundation. At September 30, 2010, we had consolidated assets of $545.9 million, consolidated deposits of $390.8 million and consolidated stockholders’ equity of $114.4 million.

Other than holding the common stock of Peoples Federal and the common stock of Peoples Funding Corporation, a Massachusetts corporation that was formed by Peoples Federal Bancshares for the sole purpose of making a loan to Peoples Federal’s Employee Stock Ownership Plan, Peoples Federal Bancshares has not engaged in any business to date.

As a savings and loan holding company registered under the Home Owners’ Loan Act, Peoples Federal Bancshares is authorized to pursue any business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.  See “Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We may also borrow funds for reinvestment in Peoples Federal.

Our executive offices are located at 435 Market Street, Brighton, Massachusetts 02135.  Our telephone number at this address is (617) 254-0707.  Our website address is www.pfsb.com.  Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Peoples Federal

Peoples Federal’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans and construction loans and investment securities.  To a much lesser extent, we also originate consumer loans and commercial business loans.  Peoples Federal offers a variety of deposit accounts, including passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and IRAs.

The Bank offers extended hours at all of our branches, and we are dedicated to offering alternative banking delivery systems utilizing state-of-the-art technology, including ATMs, online banking, remote deposit capture and telephone banking delivery systems.

Our executive offices are located at 435 Market Street, Brighton, Massachusetts 02135.  Our telephone number at this address is (617) 254-0707.

Available Information

Peoples Federal Bancshares is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission.  These reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our website address is www.pfsb.com.  Information on our website is not incorporated into, and should not be considered a part of, this annual report.

Stock Conversion

On July 6, 2010, in accordance with its Plan of Conversion, Peoples Federal MHC, the Bank’s former federally chartered mutual holding company, converted from a mutual to a stock company.  In connection with the conversion, the Company sold 6,612,500 shares of common stock at an offering price of $10.00 per share and additionally issued 529,000 shares of company stock, equal to 8% of the shares sold in the stock offering, to the Peoples Federal Savings Bank Charitable Foundation, a charitable foundation that was established in connection with the conversion and which provides funding to support charitable causes and community development activities in the communities served by the Company.  The Company’s stock began trading on July 7, 2010, on the Nasdaq Capital Market, under the symbol “PEOP.”

Market Area

The Bank’s lending activities are concentrated primarily in the Boston metropolitan area and eastern Massachusetts. We conduct our operations from our six full-service branch offices located in Brighton, Allston, West Roxbury and Jamaica Plain, in Suffolk County, Massachusetts, and Brookline and Norwood, in Norfolk County, Massachusetts. The Bank considers Suffolk County, Norfolk County and portions of Middlesex County, Massachusetts as our primary market area for deposits and lending.

We intend to open another branch office in Newton, Massachusetts in the second calendar quarter of 2011.

Competition

The Bank faces intense competition in our market area both in making loans and attracting deposits.  We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms.  Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in Suffolk County and Norfolk Counties, Massachusetts.  As of June 30, 2010 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), there were 39 banks and thrift institutions with offices in Suffolk County, Massachusetts and 45 banks and thrift institutions with offices in Norfolk County, Massachusetts. At June 30, 2010 we had less than a 1.0% market share in all of the communities in which we operate.

Peoples Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

The Bank’s primary lending activity is the origination of one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans and construction loans. To a much lesser extent, we also originate consumer loans and commercial business loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at the dates indicated.

At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Mortgage loans:
One- to four-family residential(1) (2)	$239,257	62.8%	$237,429	64.9%	$249,833	66.3%	$170,050	58.8%	$172,514	60.2%
Multi-family	47,880	12.6	40,966	11.2	46,659	12.4	44,830	15.5	39,898	13.9
Commercial real estate	67,901	17.8	63,861	17.4	54,062	14.4	53,691	18.6	43,773	15.3
Construction	19,384	5.1	16,536	4.5	18,890	5.0	13,777	4.8	23,771	8.3
Consumer loans	2,113	0.5	2,523	0.7	2,239	0.6	2,418	0.8	3,056	1.0
Commercial loans	4,452	1.2	4,830	1.3	4,998	1.3	4,293	1.5	3,621	1.3

Total loans	380,987	100.0%	366,145	100.0%	376,681	100.0%	289,059	100.0%	286,633	100.0%

Other items:
Deferred loan origination fees, net	(120)		(274)		(164)		(839)		(958)
Allowance for loan losses	(3,203)		(3,204)		(3,208)		(3,314)		(3,318)

Total loans, net	$377,664		$362,667		$373,309		$284,906		$282,357
___________________________
(1)	Includes $20.1 million; $19.8 million; $19.8 million; $18.8 million; and $21.9 million of home equity loans and lines of credit at September 30, 2010, 2009, 2008, 2007 and 2006, respectively.

(2)
Includes $122.2 million, $108.2 million and $111.5 million of loans collateralized by non-owner occupied properties, all of which were located in our market area, at September 30, 2010, 2009 and 2008, respectively.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2010.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential		Multi-family		Commercial real estate		Construction loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending September 30,
2011	$2,373	6.26%	$—	—%	$13	5.56%	$17,839	5.36%
2012	616	4.63	55	4.25	2,075	6.41	1,545	3.07
2013	1,168	5.94	77	7.38	2,815	5.51	—	—
2014 to 2015	3,248	5.38	170	5.09	472	6.49	—	—
2016 to 2020	18,788	5.50	8,204	5.65	2,094	5.29	—	—
2021 to 2025	31,390	4.99	6,742	4.22	11,743	5.42	—	—
2026 and beyond	181,674	5.29	32,632	4.48	48,689	5.94	—	—

Total	$239,257	5.28%	$47,880	4.65%	$67,901	5.83%	$19,384	5.18%

	Consumer loans		Commercial loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending September 30,
2011	$107	9.70%	$669	5.19%	$21,001	5.48%
2012	282	7.58	273	5.54	4,846	5.11
2013	416	7.19	207	6.60	4,683	5.85
2014 to 2015	711	7.37	1,517	6.10	6,118	5.87
2016 to 2020	275	4.42	1,169	6.83	30,530	5.57
2021 to 2025	—	—	519	5.19	50,394	4.99
2026 and beyond	322	14.33	98	17.46	263,415	5.33

Total	$2,113	8.16%	$4,452	6.29%	$380,987	5.32%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2010 that are contractually due after September 30, 2011.

	Due After September 30, 2011
	Fixed	Adjustable	Total
	(Dollars in thousands)

Mortgage loans:
One- to four-family residential	$115,909	$120,975	$236,884
Multi-family	6,077	41,803	47,880
Commercial real estate	8,626	59,261	67,887
Construction	—	1,545	1,545
Consumer loans	1,485	522	2,007
Commercial loans	2,395	1,388	3,783

Total loans	$134,492	$225,494	$359,986

One- to Four-Family Residential Mortgage Loans.  At September 30, 2010, $239.3 million, or 62.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years.

One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000, but is $523,750 for single-family homes located in the Boston metropolitan area.  The Bank also originates loans above this amount, which are referred to as “jumbo loans.”  The Bank’s maximum loan amount for these loans is generally $3.5 million.  The Bank generally underwrites jumbo loans in a manner similar to conforming loans.  Jumbo loans are common in our market area. Much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties, all of which are classified as one- to four-family residential mortgage loans.

The Bank originates adjustable-rate one- to four-family residential mortgage loans with initial interest rate adjustment periods of one, three and five years, based on changes in a designated market index. These loans are limited to a 2.00% increase on their interest rate annually, with a maximum upward adjustment of 5.00% over the life of the loan. The Bank determines whether a borrower qualifies for an adjustable-rate mortgage loan based on secondary market guidelines.

Generally, the Bank sells into the secondary market most of the conforming fixed-rate loans with maturities of 20 years or greater that we originate. We retain the servicing on all such loans that we sell to Fannie Mae or Freddie Mac, and we release the servicing on all such loans that are sold to other mortgage investors.

The Bank does not offer “interest only” mortgage loans on one- to four-family residential properties nor does the Bank offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. Additionally, the Bank generally does not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).   Although the Bank participates in Fannie Mae’s Expanded Approval program and Freddie Mac’s A Minus program, which previously did not require income verification, our practice is to still verify income for these types of loans, as well as for all mortgage loans that we make.

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence, secondary residence or one- to four-family investment properties. Home equity lines of credit have a maximum term of 20 years and are originated with adjustable rates of interest that are based, generally, upon the Prime Rate. The borrower is permitted to draw against the line during the initial 10 years of the line. Our home equity loans are originated with fixed rates of interest with terms of up to 15 years.

Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans may be originated with loan-to-value ratios of up to 75% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences and investment properties is 70%, when combined with the principal balance of the existing mortgage loan.  We require appraisals on home equity loans and lines of credit when the aggregate loan amount exceeds 75% of the property’s tax assessed value or when the home equity loan or line of credit is $250,000 or greater.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.  We generally impose a limitation of $250,000 on a home equity line of credit and may exceed such limitation on a case by case basis. At September 30, 2010 our largest home equity line of credit was for $2.2 million and had an outstanding balance of $2.1 million. At September 30, 2010 this loan was performing in accordance with its repayment terms.

Multi-Family Real Estate Loans.  The Bank originates multi-family real estate loans with either fixed rates (up to 15 years) or adjustable rates (up to 30 years) with initial principal balances of up to $4.0 million and with a maximum loan to value ratio of 75%.  Additionally, in evaluating a proposed multi-family real estate loan, the Bank will emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate.  Personal guarantees are usually obtained from multi-family real estate borrowers.  At September 30, 2010, $47.9 million, or 12.6% of our total loan portfolio, consisted of multi-family real estate loans.

Appraisals on properties securing multi-family real estate loans are performed by an outside independent appraiser designated by us or internal evaluations, where permitted by regulation.  All appraisals on multi-family real estate loans are reviewed by our management.  Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property.  We generally obtain personal guarantees on these loans.

The borrower’s financial information on multi-family loans is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  The Bank requires such borrowers to provide annually updated financial statements and federal tax returns.  These requirements also apply to the principals of our corporate borrowers.

Multi-family real estate loans generally present a higher level of risk than our loans which are secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.

At September 30, 2010, our largest multi-family real estate loan had a balance of $2.5 million and was secured by a 34-unit apartment building in our primary market area.  At September 30, 2010, this loan was performing in accordance with its repayment terms. At September 30, 2010, we had one multi-family loan that was between 30-89 days delinquent with a balance of $207,000.

Commercial Real Estate Loans.  At September 30, 2010, $67.9 million, or 17.8% of our total loan portfolio, consisted of commercial real estate loans, which we define as loans that are secured by properties that are occupied primarily (50% or more) by commercial entities. Similar to our multi-family lending, we will originate commercial real estate loans with either fixed rates (up to 15 years) or adjustable rates (up to 30 years), with initial principal balances of up to $4.0 million with a maximum loan to value ratio of 75%.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of the property’s appraised value or purchase price.  We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate.  Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans.  Commercial real estate loans, however, entail greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service.  Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Repayment of commercial real estate loans is normally expected from the property’s eventual rental income, income from the borrower’s operating entity, the personal resources of the guarantor, or the sale of the subject property.

Construction Loans.  The Bank also originates construction loans for one- to four-family residential properties, multi-family properties and commercial properties.  As of September 30, 2010, $19.4 million, or 5.1% of our total loan portfolio, consisted of construction loans, $14.8 million of which were secured by one- to four-family residential real estate and $4.6 million of which were secured by multi-family real estate.  As of September 30, 2010, the Bank did not have any construction loans which were secured by commercial real estate.

The Bank grants construction loans for commercial properties, including commercial “mixed-use” buildings and homes built by developers on speculative, undeveloped property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% loan-to-completed-appraised-value ratio.  Repayment of construction loans on residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity, the personal resources of the guarantor, or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction.  The Bank typically provides the permanent mortgage financing on our construction loans on income-producing property.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.  Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property.  In the event the Bank makes a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed.  Construction loans also expose the Bank to the risk that improvements will not be completed on time in accordance with specifications and projected costs.  In addition, the ultimate sale or rental of the property may not occur as anticipated.

Consumer Loans. The Bank’s consumer lending has been quite limited.  At September 30, 2010, we had $2.1 million of consumer loans outstanding, representing 0.5% of the total loan portfolio.  Consumer loans consist of loans secured by deposits, auto loans, overdraft lines of credit and various personal installment loans. The Bank offers a reduced interest rate on certain consumer loans for those customers who direct us to make automatic withdrawals from their Peoples Federal accounts for the monthly payments on their consumer loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  At September 30, 2010, we had $1,000 of consumer loans that were non-performing.

Commercial Loans.  The Bank originates commercial term loans and variable lines of credit to small- and medium-sized companies in our primary market area.  The Bank’s commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture.  These loans are secured by business assets other than real estate, such as business equipment and inventory or accounts receivable.  The commercial business loans that are offered are floating-rate loans indexed to the prime rate as published in The Wall Street Journal and fixed-rate loans with terms ranging from one to seven years.  The commercial business loan portfolio consists primarily of secured loans.

At September 30, 2010, we had $4.5 million of commercial business loans outstanding, representing 1.2% of the total loan portfolio.

When making commercial business loans, the Bank considers the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than residential mortgage loans.  Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.  Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  We seek to minimize these risks through our underwriting standards.

At September 30, 2010, our largest commercial business loan outstanding was a $456,000 line of credit secured by construction equipment.  At September 30, 2010, this loan was performing in accordance with its terms.

Loan Underwriting Risks

Adjustable-Rate Loans.  While Peoples Federal anticipates that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also could be adversely affected in a higher interest rate environment.  In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-family and Commercial Real Estate Loans.  Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, Peoples Federal considers and reviews a global cash flow analysis of the borrower and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25.  An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction Loans.  Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction.  During the construction phase, a number of factors could result in delays and/or cost overruns.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the building.  Also, the Bank may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment.  If Peoples Federal is forced to foreclose on such a building before or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Consumer Loans.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles.  In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.  Occasionally, Peoples Federal sells loans that it has originated.  The decision to sell loans is based on prevailing market interest rate conditions and interest rate management.

From time to time, Peoples Federal will purchase whole loans or participation loans to supplement its lending portfolio. Whole loans purchased totaled $65.6 million at September 30, 2010. The Bank performs its own underwriting analysis on each loan purchased using the same standards used for loans originated.

Loan participations that we purchased totaled $9.6 million at September 30, 2010.  Loan participations are also subject to the same credit analysis and loan approvals as loans Peoples Federal originates. The Bank is permitted to review all of the documentation relating to any loan in which Peoples Federal participates.  However, as with purchased loans, the Bank does not service purchased participation loans.  Thus, with respect to purchased loans and participations, the Bank is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

The following table shows our loan originations, loan purchases and principal repayment activity for loans originated for our portfolio during the periods indicated. Loans are presented net of loans in process.  The following table does not reflect loans that are originated for sale to Freddie Mac.

	Years Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Total loans at beginning of period	$366,145	$376,681	$289,059	$286,633	$285,244

Loans originated:
Mortgage loans:
One- to four-family residential	30,717	32,696	23,385	21,209	40,140
Multi-family	2,664	4,411	4,076	10,790	10,794
Commercial real estate	11,960	14,522	5,858	18,681	16,931
Land	—	—	—	450	262
Construction	16,389	11,785	12,775	9,853	10,038
Total mortgage loans	61,730	63,414	46,094	60,983	78,165
Consumer loans	1,084	1,417	1,166	1,276	2,064
Home equity loans and lines of credit	9,585	9,349	9,680	7,669	—
Commercial loans	1,078	610	2,777	2,066	2,064
Total loans originated	73,477	74,790	59,717	71,994	82,293

Purchases
One- to four-family residential	35,716	—	78,034	7,849	—

Total loans originated and purchased	109,193	74,790	137,751	79,843	82,293

Deduct:
Principal repayments	(94,351)	(85,326)	(50,129)	(77,417)	(80,904)
Net loan activity	14,842	(10,536)	87,622	2,426	1,389
Total loans at end of period	$380,987	$366,145	$376,681	$289,059	$286,633

Loan Approval Procedures and Authority.  The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the property that will secure the loan.  To assess the borrower’s ability to repay, the Bank reviews the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.  The Bank requires “full documentation” on all loan applications.

The Bank’s policies and loan approval limits are established by the board of directors.  Aggregate lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority.  Relationships in excess of $1.0 million require the approval of the President and the Chief Executive Officer and are then ratified by the Investment Committee and the Board of Directors.

The Bank requires appraisals of all real property securing one- to four-family residential mortgage loans, multi-family loans and commercial real estate loans. In limited circumstances, the use of a detailed appraisal may be waived by the Chief Lending Officer or the President of the Bank for loans where new money borrowed is less than $250,000.  All appraisers are independent, state-licensed or state-certified appraisers and are approved by the board of directors annually.

Loans to One Borrower.  The maximum amount the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of its unimpaired capital and surplus.  At September 30, 2010, Peoples Federal’s regulatory limit on loans to one borrower was $12.0 million.  At that date, the Bank’s largest lending relationship was $7.3 million and was secured by real property.  This relationship consists of 12 commercial loans, which were performing in accordance with their original terms at September 30, 2010.

Loan Commitments.  The Bank issues commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events.  Commitments to originate mortgage loans are legally binding agreements to lend to our customers.  Generally, these loan commitments expire after 60 days.

Non-Performing and Problem Assets

When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment notice is generated and mailed to the borrower. For those borrowers who are seldom late in payment and for new customers of the Bank, we will attempt personal, direct contact with the borrower to determine when payment will be made.  On the first day of the following month, we mail a letter reminding the borrower of the delinquency and will attempt to contact the borrower by telephone. If no contact is made, a property inspection is made to determine the condition of the property. Thereafter we will send an additional letter when a loan is 60 days or more past due, and thereafter approximately every 30 days during such delinquency.  By the 60th day of delinquency, unless the borrower has made arrangements to bring the loan current on its payments, we will refer the loan to legal counsel to commence foreclosure proceedings.  Upon the recommendation of Chief Lending Officer or the President we may shorten these time frames. Upon Board approval, foreclosure activity is initiated by our counsel once a loan is 90 days delinquent. If necessary, subsequent late charges are issued and the account will be monitored on a regular basis thereafter.

Commercial business loans, commercial real estate loans and consumer loans are generally handled in the same manner as residential mortgage loans or home equity lines of credit.  All commercial business loans that are 15 days past due are immediately referred to our senior lending officer. Because of the nature of the collateral securing consumer loans, we may commence collection procedures faster for consumer loans than for residential mortgage loans or home equity lines of credit.

Loans are placed on non-accrual status when payment of principal or interest is more than 90 days delinquent.  Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.  The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Mortgage loans:
One- to four-family residential	$1,954	$1,632	$2,009	$1,020	$586
Multi-family	—	258	—	—	—
Commercial real estate	225	1,911	—	—	—
Construction	—	1,540	1,500	206	—
Consumer loans	1	—	—	13	8
Commercial loans	—	—	47	16	—
Total non-performing loans	2,180	5,341	3,556	1,255	594

Loans delinquent 90 days or greater and
still accruing:
Mortgage loans:
One- to four-family residential	—	384	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	1	1
Total loans delinquent 90 days or
greater and still accruing	—	384	—	1	1

Total non-performing loans	2,180	5,725	3,556	1,256	595

Other real estate owned:	795	—	—	—	—

Total non-performing assets (1)	$2,975	$5,725	$3,556	$1,256	$595

Ratios:
Non-performing loans to total loans	0.57%	1.56%	0.94%	0.43%	0.21%
Non-performing assets to total assets	0.54%	1.19%	0.81%	0.35%	0.16%
___________________________________
(1)	Includes $2.1 million, $5.3 million, $2.9 million, $1.2 million and $0 of substandard assets at September 30, 2010, 2009, 2008, 2007 and 2006, respectively. See — Classification of Assets.

For the fiscal year ended September 30, 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $146,000.  Interest income recognized on such loans for the fiscal year ended September 30, 2010 was $88,000.

Troubled Debt Restructurings.  We periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure.  We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates.  At September 30, 2010 we had $3.1 million of troubled debt restructurings related to a commercial real estate loan collateralized by a property in our market area that management believes is more than adequately collateralized at September 30, 2010.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2010
Mortgage loans:
One- to four-family residential	12	$1,483	10	$1,954	22	$3,437
Multi-family	1	207	—	—	1	207
Commercial real estate	4	3,291	1	225	5	3,516
Construction	—	—	—	—	—	—
Consumer loans	9	34	1	1	10	35
Commercial loans	1	2	—	—	1	2
Total loans	27	$5,017	12	$2,180	39	$7,197

At September 30, 2009
Mortgage loans:
One- to four-family residential	10	$1,720	8	$2,016	18	$3,736
Multi-family	1	226	1	258	2	484
Commercial real estate	1	642	2	1,911	3	2,553
Construction	—	—	1	1,540	1	1,540
Consumer loans	6	31	—	—	6	31
Commercial loans	1	1	—	—	1	1
Total loans	19	$2,620	12	$5,725	31	$8,345

At September 30, 2008
Mortgage loans:
One- to four-family residential	5	$456	11	$2,009	16	$2,465
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	1	1,500	1	1,500
Consumer loan	5	14	—	—	5	14
Commercial loans	1	2	1	47	2	49
Total loans	11	$472	13	$3,556	24	$4,028

At September 30, 2007
Mortgage loans:
One- to four-family residential	15	$2,174	5	$1,020	20	$3,194
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	1	206	1	206
Consumer loans	11	25	3	13	14	38
Commercial loans	1	50	3	17	4	67
Total loans	27	$2,249	12	$1,256	39	$3,505

At September 30, 2006
Mortgage loans:
One- to four-family residential	12	$1,700	2	$586	14	$2,286
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	1	207	—	—	1	207
Consumer loans	8	20	5	8	13	28
Commercial loans	1	1	1	1	2	2
Total loans	22	$1,928	8	$595	30	$2,523

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned.  When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair market value result in charges to expense after acquisition.  As of September 30, 2010 the Bank had $795,000 in other real estate owned.  As of September 30, 2009, 2008, 2007, and 2006, the Bank had no other real estate owned.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of September 30, 2010, we had $4.5 million of assets designated as special mention.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of September 30, 2010, 2009, 2008, 2007 and 2006.  The classified assets total at September 30, 2010 includes $2.2 million of nonperforming loans.

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Classified assets:
Substandard	$6,678	$6,223	$3,150	$1,745	$2,748
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total classified assets	6,678	6,223	3,150	1,745	2,748
Special mention	4,452	4,754	2,735	1,788	1,385
Total criticized assets	$11,130	$10,977	$5,885	$3,533	$4,133

At September 30, 2010, we had $6.7 million of substandard assets, of which $2.7 million were one- to four-family residential mortgage loans; $2.9 million were commercial real estate loans; $207,000 were multi-family mortgage loans and $795,000 was real estate owned.  At September 30, 2010, we had assets designated special mention totaling $4.5 million. These special mention assets consisted of $1.3 million secured by one to four family residential loans: $739,000 secured by commercial real estate loans and a $2.5 million loan construction loan for a multi-family project.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology.  All loan losses are charged to the allowance for loan losses and all recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP.  The allowance for loan losses consists primarily of two components:

(1)           specific allowances established for impaired loans (as defined by GAAP).  The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the fair value of the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

(2)           general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans.  The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group.  The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to historical loss experience are based on our evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry or collateral type);

•	changes in the number and amount of non-accrual loans, watch list loans and past due loans;

•	changes in national, state and local economic trends;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the mortgage loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

In addition, we may establish an unallocated allowance to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

Historically, we have experienced limited loan losses and, therefore, have relied on industry data and our assessed risks to determine loss factors for calculating our allowance for loan losses.  More recently, as we have experienced increased loan losses, we have utilized our own historical loss experience in determining applicable portions of the allowance for loan losses.  During the fiscal year ended September 30, 2010, we adjusted our historical loss experience to reflect worsening economic conditions which increased our calculation of the required allowance for loan losses.  See “—Comparison of Operating Results for the Fiscal Years Ended September 30, 2010 and 2009—Provision for Loan Losses.”

We evaluate the allowance for loan losses based upon the combined total of the specific and general components.  Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase.  Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

In addition, changes in interest rates can affect the fair values of our financial instruments.  During the fiscal year ended September 30, 2010, decreases in market interest rates were the primary factor in the increases in the fair values of our loans, deposits and Federal Home Loan Bank advances when compared to the carrying values on our financial statements.  For additional information, see Note 11 to our Consolidated Financial Statements.

Investment Activities

Peoples Federal has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Government-sponsored enterprises and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, the Bank also may invest a portion of its assets in corporate securities and mutual funds.  Peoples Federal also is required to maintain an investment in Federal Home Loan Bank of Boston stock.

Peoples Federal’s investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  The Bank’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy.  The Chief Executive Officer and Chief Financial Officer are responsible for implementation of the investment policy and monitoring the Bank’s investment performance. The Board of Directors of Peoples Federal reviews the status of the investment portfolio on a quarterly basis, or more frequently if warranted.

Securities.  At September 30, 2010, our securities portfolio consisted of United States agency securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae and had a fair market value of $23.6 million, or 4.3% of assets, and an amortized cost of $23.5 million.  At September 30, 2010, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans.  At September 30, 2010, we held no common or preferred stock of Fannie Mae or Freddie Mac.  See “Management’s Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities” for a discussion of the recent performance of our securities portfolio.

The following table sets forth the amortized cost and estimated fair value of our securities portfolios (excluding Federal Home Loan Bank of Boston stock) at the dates indicated.  At the dates indicated we had no securities which were held-to-maturity.

	At September 30,
	2010		2009				2008
	Amortized Cost	Fair Value	Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available-for-sale:
United States Government and agency	$23,000	$23,066	$		$		$6,000	$5,956
debt securities
Mortgage-backed securities	486	530		6,037		6,328	16,303	16,193

Total securities available-for-sale	$23,486	$23,596		$6,037		$6,328	$22,303	$22,149

At September 30, 2010, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

Bank Owned Life Insurance.  We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank owned life insurance also generally provides us non-interest income that is non-taxable.  Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.  At September 30, 2010, this limit was $20.1 million, and we had invested $11.7 million in bank owned life insurance at that date.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at September 30, 2010 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at September 30, 2010.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
United States Government and agency
debt securities	$—	—%	$23,000	1.14%	$—	—%	$—	—%	$23,000	$23,066	1.14%
Mortgage-backed securities	—	—%	44	4.65%	—	—%	442	6.05%	486	530	5.93%

Total securities available-for-sale	$—	—	$23,044	1.15%	$—	—	$442	6.05%	$23,486	$23,596	1.24%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities.  We also borrow from the Federal Home Loan Bank of Boston (the “FHLB of Boston”) to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds.  Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

Deposits.  We accept deposits primarily from the areas in which our offices are located.  We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, NOW accounts and regular checking accounts.  Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.  Historically, other than deposits that we have accepted through the CDARS program, which are classified as brokered deposits for regulatory purposes, we have not accepted brokered deposits. At September 30, 2010, CDARS deposits totaled $824,000.

Beginning in 2008, to support the growth of the Bank that resulted, in part, from the purchase of approximately $98.6 million in one- to four-family residential mortgage loans, the Bank significantly increased its money market accounts, primarily through competitive pricing in a low interest rate environment where many customers did not want a longer-term, fixed-rate certificate of deposit account. Money market accounts increased $111.1 million, or 256.0%, to $154.5 million at September 30, 2010 from $43.4 million at September 30, 2008. We chose to fund this growth through these accounts rather than increase our borrowings due in part to our concern about the adequate capitalization, viability and dividend-paying capacity during fiscal 2009 of the FHLB-Boston, although we expect to continue to rely on FHLB advances as a funding source.

At September 30, 2010, we had a total of $124.0 million in certificates of deposit, of which $81.0 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	For the Year Ended September 30, 2010			For the Year Ended September 30, 2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Demand deposits	$36,058	9.4%	—%	$32,150	10.0%	—%
NOW deposits	31,284	8.2	0.19	31,210	9.7	0.22
Money market deposits	158,351	41.2	1.31	89,519	27.7	2.30
Savings	45,012	11.7	0.72	43,058	13.3	1.07
Certificates of deposit	113,190	29.5	1.87	126,822	39.3	2.85

Total deposits	$383,895	100.0%	1.19%	$322,759	100.0%	1.92%

	For the Year Ended September 30, 2008
	Average Balance	Percent	Weighted Average Rate

Deposit type:
Demand deposits	$34,757	11.7%	—%
NOW deposits	32,496	11.0	0.23
Money market deposits	47,791	16.2	1.42
Savings	43,802	14.8	1.05
Certificates of deposit	137,099	46.3	4.67

Total deposits	$295,945	100.0%	2.57%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.
	At September 30,
	2010	2009	2008

Interest Rate
Less than 2.00%	$101,075	$54,767	$965
2.00% -2.99%	15,473	34,545	64,321
3.00% -3.99%	5,758	16,857	39,828
4.00% -4.99%	1,731	6,151	27,444
5.00% -5.99%	—	26	6,069

Total	$124,037	$112,346	$138,627

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2010
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$70,111	$30,151	$813	$—	$101,075	81.49%
2.00% to 2.99%	5,826	1,532	3,265	4,850	15,473	12.47
3.00% to 3.99%	2,685	1,551	1,521	—	5,757	4.64
4.00% to 4.99%	1,662	67	3	—	1,732	1.40

Total	$80,284	$33,301	$5,602	$4,850	$124,037	100.00%

As of September 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $53.0 million.  The following table sets forth the maturity of those certificates as of September 30, 2010.

At September 30, 2010
(Dollars in thousands)

Three months or less	$8,147
Over three months through six months	8,705
Over six months through one year	11,855
Over one year to three years	18,891
Over three years	5,183

Total	$52,781

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Boston.  Peoples Federal utilizes advances from the Federal Home Loan Bank of Boston to supplement the Bank’s investable funds.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of the Bank’s mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At September 30, 2010, we had access to additional Federal Home Loan Bank advances of up to $68.5 million.  Advances from the Federal Home Loan Bank of Boston are secured by our investment in the capital stock of the Federal Home Loan Bank of Boston as well as by a blanket pledge on our assets not otherwise pledged.

During the fiscal year ended September 30, 2010, our borrowings decreased $25.0 million, or 43.1%.  The decrease was the result of the Bank’s strategy to emphasize the growth of its money market accounts as a funding source and to de-emphasize FHLB borrowing reflecting our concern about the adequate capitalization, viability and dividend-paying capacity of the FHLB-Boston.  FHLB advances, however, remain an important funding source of our ongoing asset/liability management strategy.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	At or For the Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of period	$33,000	$58,000	$80,060
Average balance during period	$49,364	$70,687	$40,318
Maximum outstanding at any month end	$58,000	$76,053	$80,060
Weighted average interest rate at end of
period	3.22%	3.43%	3.54%
Average interest rate during period	3.37%	3.52%	4.09%

Personnel

As of September 30, 2010, we had 60 full-time employees and 15 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Subsidiary Activity

Peoples Federal is a wholly owned subsidiary of Peoples Federal Bancshares.  Additionally, Peoples Federal Bancshares formed Peoples Funding Corporation which has the sole purpose of funding a loan to Peoples Federal’s Employee Stock Ownership Plan.

People Federal Savings Bank has no subsidiaries.

REGULATION AND SUPERVISION

General

Peoples Federal is supervised and examined by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Peoples Federal also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Peoples Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines Peoples Federal and prepares reports for the consideration of its Board of Directors on any operating deficiencies.  Peoples Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Peoples Federal’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Peoples Federal Bancshares, Peoples Federal and their operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, are transferred to the Comptroller of the Currency within one year of the July 21, 2010 date of enactment of the legislation, unless extended by up to six months by the Secretary of the Treasury. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks.

As a savings and loan holding company, Peoples Federal Bancshares is required to file certain reports with, will be subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision.  Peoples Federal Bancshares is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The material regulatory requirements that are or will be applicable to Peoples Federal and Peoples Federal Bancshares are described below.  This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Peoples Federal and Peoples Federal Bancshares.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require Peoples Federal to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks).  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Peoples Federal Bancshares, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Peoples Federal Bancshares, unless an exemption exists.  These capital requirements are substantially similar to the capital requirements currently applicable to Peoples Federal, as described in “—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Peoples Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Peoples Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Peoples Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Peoples Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank.  In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At September 30, 2010, Peoples Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of September 30, 2010, Peoples Federal’s largest lending relationship with a single or related group of borrowers totaled $7.3 million, which represented 9.1% of the Bank’s unimpaired capital and surplus.  Therefore, Peoples Federal was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Peoples Federal must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Peoples Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

Peoples Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act.  At September 30, 2010, Peoples Federal maintained approximately 75.2% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account.  A savings bank must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized. Also, a federal savings bank may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account that is established in the savings bank in connection with its conversion to stock form.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  Our liquidity levels increased as a result of the completion of the stock offering.

Community Reinvestment Act and Fair Lending Laws.  All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Peoples Federal received an “outstanding” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System.  An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Peoples Federal.  Peoples Federal Bancshares is an affiliate of Peoples Federal.  In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Peoples Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders:

(i)
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Peoples Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Peoples Federal’s Board of Directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank.  Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range from up to $25,000 per day, to circumstances involving a finding of reckless disregard, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations.  Under prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•
well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Office of Thrift Supervision);

•	adequately capitalized (at least 4% leverage capital or 3% in certain circumstances and is not “well capitalized”, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital or less than 3% leverage capital in certain circumstances, or 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital total equity).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company of the savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2010, Peoples Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. Our total expense for the special assessment was $205,000.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $542,000 for the fiscal year ended September 30, 2010 and $382,000 for the fiscal year ended September 30, 2009.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution.  Peoples Federal received a $116,000 One-Time Assessment Credit, all of which was used to offset substantially all of our deposit insurance assessment, excluding the FICO payments, for the period from January 1, 2007 through March 31, 2008.

We are participating in the FDIC’s Temporary Account Guarantee (“TAG”) program, which is a part of the FDIC’s TLG program.  The purpose of the TLG is to strengthen confidence and encourage liquidity in the banking system.  Under the TAG, funds in non-interest-bearing accounts, in interest-bearing transaction accounts with interest rate of 0.50% or less and in Interest on Lawyers Trust Accounts will have a temporary unlimited guarantee from the FDIC until December 31, 2012.  The coverage of the TAG is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. The Debt Guarantee component of this program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and December 31, 2009, subsequently extended until April 30, 2010. The FDIC will pay the unpaid principal and interest on FDIC-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other component of the Temporary Liquidity Guarantee Program, the Transaction Account Guarantee Program, provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2012. A fee ranging from an annualized 15 to 25 basis points depending upon an institution’s risk profile, is assessed quarterly on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 for insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  We opted to participate in this component of the Temporary Liquidity Guarantee Program.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Peoples Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Boston, Peoples Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston.  As of September 30, 2010, Peoples Federal was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Peoples Federal are subject to state usury laws and federal laws concerning interest rates.  Peoples Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Peoples Federal also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement and extend existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  Peoples Federal Bancshares is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, Peoples Federal Bancshares is registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over Peoples Federal Bancshares and its subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  Unlike bank holding companies, federal savings and loan holding companies are not currently subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Permissible Activities. Under present law, the business activities of Peoples Federal Bancshares is generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Peoples Federal Bancshares, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

Peoples Federal Bancshares’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Peoples Federal Bancshares is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Peoples Federal Bancshares common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of Peoples Federal Bancshares may not be resold without registration or unless sold in accordance with certain resale restrictions.  If Peoples Federal Bancshares meets specified current public information requirements, each affiliate of Peoples Federal Bancshares is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We will be subject to further reporting and audit requirements beginning with the fiscal year ending September 30, 2011 under the requirements of the Sarbanes-Oxley Act.  We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

Item 1A.	RISK FACTORS

Because we intend to continue to emphasize our commercial real estate and multi-family loan originations, our credit risk will increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

We intend to continue originating commercial real estate and multi-family loans.  At September 30, 2010, $47.9 million, or 12.6%, of our total loan portfolio consisted of multi-family loans and $67.9 million, or 17.8%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one- to four-family residential real estate loans that we originate.  Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy.  Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers.  A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans.  As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

A portion of our one-to four-family residential mortgage loans is comprised of non-owner occupied properties which increases the credit risk on this portion of our loan portfolio.

Much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At September 30, 2010, of the $239.3 million of one- to four-family residential mortgage loans in our portfolio, $122.2 million, or 51.1% of this amount, were comprised of non-owner occupied properties.  We believe that there is a greater credit risk inherent in two-, three- and four-unit properties and especially in investor-owner and non-owner occupied properties, than in owner-occupied one-unit properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan.

We make and hold in our portfolio construction loans which are considered to have greater credit risk than other types of residential loans made by financial institutions.

We originate construction loans for one- to four-family residential properties, multi-family properties and commercial properties, including commercial “mixed-use” buildings and homes built by developers on speculative, undeveloped property. At September 30, 2010, $19.4 million, or 5.1% of our total loan portfolio, consisted of construction loans, $14.8 million of which were secured by one- to four-family residential real estate and $4.6 million of which were secured by multi-family real estate.  None of our construction loans were secured by commercial real estate at September 30, 2010. Construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our future earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Future changes in interest rates could reduce our profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates.  Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

A significant portion of our loans are fixed-rate one- to four-family residential mortgage loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets.  For example, as of September 30, 2010, 21.6% of our loans had maturities of 15 years or longer, while 20.5% of our certificates of deposits had maturities of one year or less.  This imbalance can create significant earnings volatility, because market interest rates change over time.  In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits.  In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.  At September 30, 2010, $103.9 million, or 43.4% of our $239.3 million of our one- to four-family residential mortgage loans at such date, had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.

At September 30, 2010, the Office of Thrift Supervision “rate shock” analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by $1.4 million, or 2.0%, if there was an instantaneous 200 basis point increase in market interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Concentration of loans in our primary market area, which has recently experienced an economic downturn, may increase risk.

Our success depends primarily on general economic conditions in the Boston metropolitan area, as nearly all of our loans are to customers in this market.  Accordingly, the local economic conditions in this market have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans.  As such, a continuation of the weakness in real estate values in this market would also lower the value of the collateral securing loans on properties in our market.  In addition, a continued weakening in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Risks Related to Recent Economic Conditions and Governmental Response Efforts

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, United States and Massachusetts economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;

•	a decrease in the value of our loans or other assets secured by residential or commercial real estate;

•	a decrease in deposit balances due to overall reductions in the accounts of customers;

•	an impairment of our investment securities;

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Loss of key personnel could adversely impact results.

Our success has been and will continue to be greatly influenced by our ability to retain the services of our existing senior management. We have benefited from consistency within our senior management team, with our top three executives averaging over 28 years of service with the Bank. Peoples Federal Bancshares has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on our business and financial results.

Any future Federal Deposit Insurance Corporation insurance premium increases will adversely affect our earnings.

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $205,000 during the quarter ended June 30, 2009, to reflect the special assessment.  Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.  In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and our prior credits for federal deposit insurance were fully utilized during the quarter ended June 30, 2009.  Therefore, our Federal Deposit Insurance Corporation general insurance premium expense has increased compared to prior periods.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which is the current primary federal regulator for Peoples Federal, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. Moreover, the Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Peoples Federal Bancshares.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to collect our loans and foreclose on collateral.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.  In addition, there have been legislative proposals to create a federal consumer protection agency that may, among other powers, have the ability to limit our rights as a creditor.

If our investment in the stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston’s advance program. The aggregate cost of our Federal Home Loan Bank of Boston stock as of September 30, 2010 was $4.3 million. Federal Home Loan Bank stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.  However, the Federal Home Loan Bank of Boston is currently not repurchasing excess stock outstanding.

In addition, Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Our earnings have been negatively affected by the suspension of dividends by the Federal Home Loan Bank of Boston since the fourth quarter of 2008 on its stock.

The Federal Home Loan Bank of Boston has not paid a dividend since the fourth quarter of 2008, and we may not receive dividends from the Federal Home Loan Bank of Boston in the near future.  We received $135,000 in total dividends from the Federal Home Loan Bank of Boston during fiscal 2008, $23,000 in total dividends in fiscal 2009 and no dividends in fiscal 2010.  Accordingly, the failure of the Federal Home Loan Bank of Boston to pay dividends has reduced our earnings.  In addition, the Federal Home Loan Bank of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source.

Our branch network expansion strategy may negatively affect our financial performance.

We intend to expand our branch network by establishing up to four new branch offices in the next five years, including a new branch office in Newton, Massachusetts that we expect to open in the second calendar quarter of 2011.  This strategy may not generate earnings, or may not generate earnings within a reasonable period of time.  Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy.  Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense.  In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis.  Our profitability depends upon our continued ability to successfully compete in our market areas.  If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.  For additional information see “Business - Competition.”

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

Technological advances impact our business.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate from our main office and five full-service branches located in the Brighton, Allston, West Roxbury, Jamaica Plain, Brookline and Norwood, Massachusetts. The net book value of our premises, land and equipment was $3.3 million at September 30, 2010.  The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased

Main Office:
435 Market Street
Brighton, Massachusetts 02135	Owned	1977

Full Service Branches:
ALLSTON
229 North Harvard Street
Allston, Massachusetts 02134	Owned	1996

BROOKLINE
264 Washington Street
Brookline, Massachusetts 02445	Owned	1955

JAMAICA PLAIN
725 Centre Street
Jamaica Plain, Massachusetts 02130	Leased (1)	2001

NEWTON
989-1001 Watertown Street
West Newton, Massachusetts 02465	Leased (2)	2010

NORWOOD
61 Lenox Street
Norwood, Massachusetts 02062	Owned	2005

WEST ROXBURY
1905 Centre Street
West Roxbury, Massachusetts 02132	Owned	1997
_______________________________
(1)	Lease expires in 2016.
(2)	Lease signed in November 2010 for a term of 10 years with two 5-year extensions available.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2010, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)            Market, Holder and Dividend Information.  Peoples Federal Bancshares’s common stock is listed on the Nasdaq Capital Market under the trading symbol “PEOP.”  The Company completed its initial public offering on July 6, 2010 and commenced trading on July 7, 2010.  The approximate number of holders of record of Peoples Federal Bancshares’s common stock as of September 30, 2010 was 604. Certain shares of Peoples Federal Bancshares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Peoples Federal Bancshares’s common stock for the period beginning July 7, 2010 (the date of completion of the Company’s initial public offering) and ended September 30, 2010. The following information with respect to trading prices was provided by the Nasdaq Capital Market.

2010	High	Low	Dividends Declared
Quarter Ended September 30, 2010	$10.75	$10.00	–

The Company did not pay any dividends during the period ended September 30, 2010.    See Item 1 “Business Regulations and Supervision-Limitation on Capital Distributions” for information relating to restrictions on dividends.

(b)            Use of Proceeds.

The Company lent $5.7 million to its subsidiary Peoples Funding Corporation which, in turn, made a loan to Peoples Federal’s employee stock ownership plan. In addition to the funds used for the ESOP loan, approximately $32.0 million of the net proceeds of the offering was retained by the Company and the remainder of the net proceeds was contributed to the Bank. All of such proceeds have been invested in short-term investments.

(C)           Repurchase of Equity Securities.

The Company did not repurchase any of its common stock during the period ending September 30, 2010, and we had no publicly announced repurchase plans or programs.

Item 6.	Selected Financial Data

	At or for the Year Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$545,937	$482,828	$437,623	$362,184	$372,665
Total cash and cash equivalents	113,863	88,634	17,339	28,003	43,109
Investments in available-for-sale
securities, at fair value	23,596	6,328	22,149	20,683	6,387
Investments in held-to-maturity
securities	—	—	—	5,271	17,748
Loans, net	377,664	362,667	373,309	284,906	282,357
Loans, held for sale	260	—	—	—	255
Other Real estate Owned	795	—	—	—	—
Cash surrender value of life
insurance policies	11,670	11,249	10,858	10,439	10,026
Federal Home Loan Bank of
Boston stock, at cost	4,339	4,339	4,339	2,760	2,882
Deposits	390,839	366,464	302,954	282,073	282,882
Federal Home Loan Bank of
Boston advances	33,000	58,000	80,060	28,639	41,215
Total equity	114,360	50,943	48,274	46,305	44,478

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$21,086	$22,614	$22,096	$22,395	$21,516
Interest expense	6,234	8,687	9,272	9,649	7,844
Net interest and dividend
income	14,852	13,927	12,824	12,746	13,672
Provision for loan losses	300	127	—	20	245
Net interest and dividend
income after provision for
loan losses	14,552	13,800	12,824	12,726	13,427
Net gain on sales of mortgage loans	277	307	24	24	197
Net gain (loss) on sales of
available-for-sale securities	210	208	43	10	(188)
Other noninterest income	1,453	1,301	1,342	1,258	1,118
Total noninterest income	1,940	1,816	1,409	1,292	1,127
Noninterest expense	17,055	11,263	10,866	11,036	9,606
(Loss) income before income taxes	(563)	4,353	3,367	2,982	4,948
Income tax (benefit) expense	(399)	1,681	1,294	1,178	2,009
Net (loss) income	$(164)	$2,672	$2,073	$1,804	$2,939

	At or For the Years Ended September 30,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	(0.03)%	0.59%	0.53%	0.48%	0.80%
Return on equity (ratio of net income to average equity)	(0.23)%	5.32%	4.38%	3.92%	6.85%
Interest rate spread (1)	3.12%	2.97%	3.02%	3.20%	3.59%
Net interest margin (2)	3.30%	3.31%	3.54%	3.66%	4.01%
Efficiency ratio (3)	103.41%	71.54%	76.34%	78.62%	64.91%

Noninterest expense to average total assets	3.34%	2.50%	2.79%	2.94%	2.63%
Average interest-earning assets to average
interest-bearing liabilities	113.31%	116.46%	120.20%	116.65%	118.23%
Average equity to average assets	13.85%	11.16%	12.16%	12.28%	11.73%

Asset Quality Ratios:
Non-performing assets to total assets	0.54%	1.19%	0.81%	0.35%	0.16%
Non-performing loans to total loans	0.57%	1.56%	0.94%	0.43%	0.21%
Allowance for loan losses to non-performing loans	146.93%	55.97%	90.21%	263.85%	557.65%
Allowance for loan losses to total loans	0.84%	0.88%	0.85%	1.15%	1.16%
Net charge-offs to average loans outstanding	—%	0.04%	0.03%	0.01%	0.01%

Capital Ratios:
Total capital (to risk-weighted assets)	24.43%	16.93%	16.13%	18.48%	18.02%
Tier 1 capital (to risk-weighted assets)	23.46%	15.95%	15.11%	17.23%	16.79%
Tier 1 capital (to average assets)	14.11%	10.48%	10.89%	12.60%	11.86%

Other Data:
Number of full service offices	6	6	6	6	6
__________________________________________________________
(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have historically operated as a traditional thrift institution.  A significant majority of our assets consist of long-term, fixed-rate and adjustable rate one- to four-family residential mortgage loans, which we have funded primarily with retail deposit accounts and Federal Home Loan Bank of Boston advances.  Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including securities issued by U.S. government agencies and residential mortgage-backed securities issued by government-sponsored entities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of money market accounts, savings accounts, certificates of deposit, and Federal Home Loan Bank of Boston advances.  Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of service charges on deposit accounts, income derived from insurance policies we hold on certain of our executive officers which serve as a funding source for our benefit obligations, loan servicing fees and other income and gains or losses on the sale of loans and on the sale of available-for-sale securities.  Non-interest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, legal, accounting and exam fees, FDIC insurance premiums and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

All of our residential mortgage-backed securities have been issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, all of which are U.S. government-sponsored entities.  These agencies guarantee the payment of principal and interest on our residential mortgage-backed securities.  We do not own any trust preferred securities or collateralized debt obligations (CDOs).

Since September 30, 2007, we have increased our total assets by 50.7% from $362.2 million at September 30, 2007 to $545.9 million at September 30, 2010. In September 2007, we acquired Brookline Co-Operative Bank, a Massachusetts-chartered cooperative bank with $58.3 million in assets. During fiscal 2008 and 2009, we purchased approximately $78.0 million of one- to four-family residential mortgage loans, substantially all of which are higher-yielding, jumbo mortgage loans, collateralized by single-family properties in our market area. Additionally, during the year ended September 30, 2010, we purchased $35.7 million of one- to four-family residential mortgage loans, substantially all of which are collateralized by single-family, owner-occupied properties in our market area.

Our operations in recent years have also been affected by our efforts to manage our interest rate risk position by reducing our exposure to long-term, fixed-rate assets and replacing a portion of these assets with adjustable-rate loans.  Specifically, during the year ended September 30, 2010 we sold $8.7 million of 10-, 15-, 20- and 30-year fixed-rate, lower-yielding, conforming one- to four-family residential mortgage loans and $4.5 million of securities classified as available-for-sale, and we have used the net proceeds of these sales to repay short-term borrowings and to fund loan originations and purchases. Our net gain during fiscal 2010 on the sale of investment securities was $210,000.

The low-interest rate environment during fiscal 2008, 2009 and 2010 generated a substantial amount of loan pre-payments in our one-to four- family residential mortgage loan portfolio. Management made the determination to re-pay FHLB advances rather than re-deploy these funds back in to lower-yielding fixed-rate loans. Accordingly during fiscal 2010, our FHLB advances decreased to $33.0 million at September 30, 2010 from $58.0 million at September 30, 2009. During fiscal 2010, we also increased our emphasis on the origination of commercial real estate loans which generally have adjustable-rates, and these loans increased $4.0 million, or 6.3%, to $67.9 million at September 30, 2010 from $63.9 million at September 30, 2009.

We have traditionally focused on the origination of one- to four-family residential mortgage loans, and on the origination or participation in multi-family mortgage loans and commercial real estate loans, and at September 30, 2010, 93.2% of our loan portfolio was comprised of these types of loans. We intend to continue to emphasize the origination of these types of loans in the future.

Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues.  Our non-performing assets totaled $3.0 million, or 0.54% of total assets, at September 30, 2010, compared to $5.7 million, or 1.2% of total assets at September 30, 2009, and $3.6 million or 0.81% of total assets, at September 30, 2008.  Total loan delinquencies as of September 30, 2010 were $7.2 million.  Our non-performing loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly has resulted in low levels of provisions for loan losses.  Our provision for loan losses was $300,000, $127,000 and $0 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan.  We generally do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (generally defined as loans having less than full documentation).  We do offer “interest only” loans (where the borrower pays only interest for an initial period, after which the loan converts to a fully amortizing loan) for the construction of one- to four-family residential properties, multi-family properties (which we define as five or more units) and commercial properties. Although we participate in Fannie Mae’s Expanded Approval Program and Freddie Mac’s A Minus program, which previously did not require income verification, we still verified income for these, as well as all types of mortgage loans.

Critical Accounting Policy

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies.  We consider the following to be our critical accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision (“OTS”), as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management’s evaluation of the estimated losses that have been incurred in our loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historical loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified and non-accrual loans, troubled debt restructurings and modifications;
•	Nature and volume of loans;
•	Changes in lending policies and procedures, underwriting standards, collections and charge-offs and recoveries, and for commercial loans, the level of loans being approved with exceptions to policy;
•	National and local economic and business conditions, including various market segments;
•	Quality of our loan review system and degree of Board oversight;
•	Concentrations of credit by industry, geography and collateral type, with a specific emphasis on real estate, and changes in levels of such concentrations; and
•	Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

In determining the allowance for loan losses, management has established both specific allowances and general pooled allowances. The general pooled allowances are determined by assigning certain qualitative factors and quantitative factors developed from historic loss experience which provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans under ASC 310-10-35, “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality—Subsequent Measurement.” The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

As changes in our operating environment occur and as recent loss experience fluctuates, the factors for each category of loan based on type and risk rating will change to reflect current circumstances and the quality of the loan portfolio. Given that the components of the allowance are based partially on historical losses and on risk rating changes in response to recent events, required reserves may trail the emergence of any unforeseen deterioration in credit quality.

Although we maintain our allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in our loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by the OTS, our primary regulator, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OTS after a review of the information available at the time of the OTS examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Income Taxes. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.  Peoples Federal uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized.  The Bank assesses the realizability of its deferred tax assets by (1) reviewing taxable income in allowable federal carry-back periods, and (2) assessing the likelihood of the Bank generating federal and state taxable income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges they are expected to reverse.  Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Comparison of Financial Condition at September 30, 2010 and September 30, 2009

Total assets increased $63.1 million or 13.1% to $545.9 million at September 30, 2010, from $482.8 million at September 30, 2009. Loans, net increased $15.0 million, or 4.1%, to $377.7 million at September 30, 2010 from $362.7 million at September 30, 2009 primarily from the purchase of $35.7 million of one- to four- family residential mortgage loans, all of which were collateralized by properties in our market area.  Total cash and cash equivalents increased $25.2 million, or 28.5%, to $113.9 million at September 30, 2010 from $88.6 million at September 30, 2009. Investments available for sale increased $17.3 million or 272.9%, to $23.6 million at September 30, 2010, from $6.3 million at September 30, 2009.  The increase in investments was partially offset by the sale of securities available-for-sale of $4.5 million during the fiscal year ended September 30, 2010.

Deposits increased to $390.8 million at September 30, 2010 from $366.5 million at September 30, 2009.  The increase resulted in part from an increase in money market accounts to $155.8 million at September 30, 2010 from $148.3 million at September 30, 2009, and an increase in our certificates of deposit to $124.0 million at September 30, 2010 from $112.3 million at September 30, 2009.

Borrowings, consisting of FHLB advances, decreased $25.0 million to $33.0 million at September 30, 2010 from $58.0 million at September 30, 2009.

Total equity increased to $114.4 million at September 30, 2010 from $50.9 million at September 30, 2009.  The increase resulted primarily from net proceeds of the public offering completed in July 2010.

Comparison of Operating Results for the Years Ended September 30, 2010 and September 30, 2009

General.  Net loss for the year ended September 30, 2010 was $164,000 as compared to net income of $2.7 million for the year ended September 30, 2009.  The decrease was attributable, in large part, to a $5.3 million charitable contribution to the Peoples Federal Savings Bank Charitable Foundation, in connection with the completion of our conversion from mutual to stock form of ownership.   The significant increase in noninterest expense resulting from the contribution to the charitable foundation was partially offset by higher net interest and dividend income as well as increased noninterest income.  Noninterest expense, exclusive of the $5.3 million charitable contribution, increased to $11.8 million from $11.3 million for the year earlier period.  The provision for income taxes decreased to ($399,000) for the year ended September 30, 2010 as compared to $1.7 million for the year earlier period.

Net Interest Income. Net interest and dividend income for the year ended September 30, 2010 was $14.9 million, compared to $13.9 million for year ended September 31, 2009, an increase of 7.2%.  The increase in net interest income was due to an increase in the average balance of interest-earning assets of $29.3 million, or 7.0%, and a decrease in total interest expense, partially offset by the decrease in the yield on interest-earning assets. The yield on interest-earning assets decreased to 4.69% in fiscal 2010 from 5.37% in fiscal 2009, a decrease of 68 basis points.  The cost of our interest-bearing liabilities decreased to 1.57% in fiscal 2010 from 2.40% in fiscal 2009, a decrease of 83 basis points.  The average cost of interest-bearing deposits decreased by 98 basis points, as a result of the continued low interest rate environment in 2010.  With decreases in short-term market interest rates, customers have increasingly shown a preference for lower costing core accounts and short-term time deposits, rather than the longer-term time deposit accounts.   The total cost of borrowings decreased $824,000 from $2.5 million for fiscal 2009 to $1.7 million for fiscal 2010. Our average balance of borrowings decreased $21.3 million in fiscal 2010 as we repaid advances at the maturity of the contracts, and the average cost of the advances decreased 15 basis points from 3.52% for 2009 to 3.37% for fiscal 2010.  The Company’s interest rate spread increased 15 basis points to 3.12% for the year ended September 30, 2010 from 2.97% for the year ended September 30, 2009.

Provision for Loan Losses.  The loan loss provision for the years ended September 30, 2010 and September 30, 2009 was $300,000 and $127,000, respectively.  The provision was increased primarily due to the changes in the composition of the loan portfolio, including the increase in commercial real estate mortgages and changes in general economic conditions including the slowing economy and decreasing housing prices.

Noninterest Income.  Noninterest income increased $124,000, or 6.8%, to $1.9 million for the year ended September 30, 2010 from $1.8 million for the year ended September 30, 2009.  The increase in noninterest income was attributable primarily to a $96,000 increase in other income to $165,000 from $69,000 and an $18,000 increase in net loan servicing fees to $46,000 from $28,000. Customer service charges increased to $821,000 from $813,000 reflecting higher balances of deposits, and net gain in sales of available-for-sale securities increased marginally to $210,000 from $208,000, reflecting management’s decision to reduce our interest rate risk profile in a low interest rate environment. Additionally, the cash surrender value of our bank-owned life insurance increased to $421,000 from $391,000.  These gains were offset partially by a decrease in the net gain on the sales of mortgage loans to $277,000 from $307,000.

Noninterest Expense.  Noninterest expense increased $5.8 million, or 51.4%, to $17.1 million for the year ended September 30, 2010 from $11.3 million for the year ended September 30, 2009.  As part of our initial public offering, the Company contributed $5.3 million to the Peoples Federal Savings Bank Charitable Foundation.  Also contributing to the increased noninterest expense was salaries and employee benefits expense, which increased to $7.4 million for the year ended September 30, 2010 from $7.1 million for the year ended September 30, 2009, reflecting normal annual salary increases and accruals under our benefit plans.  Additionally, professional fees increased $216,000, or 46.5%, to $681,000 for fiscal 2010 from $465,000 in fiscal 2009, reflecting increased legal fees related to our conversion and stock offering and the additional costs related to becoming a publicly traded corporation the stock of which is registered with the Securities and Exchange Commission.  Occupancy expense increased to $797,000 in 2010 from $766,000 in 2009, equipment expense increased to $412,000 in 2010 from $400,000 in 2009 and other expense increased to $1.1 million in 2010 from $949,000 in 2009. Partially offsetting the increases were decreases during the year ended September 2010 in data processing which decreased to $705,000 from $832,000, deposit insurance expense, which decreased to $542,000 from $587,000 and advertising expense which decreased to $140,000 from $185,000.

Income Taxes.  The income tax benefit for 2010 was $399,000 reflecting our net loss for the fiscal year, compared to income tax expense of $1.7 million for 2009.  The effective tax rates were (70.8%) and 38.6% in 2010 and 2009, respectively.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended September 30,
	2010			2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$369,899	$20,791	5.62%	$367,936	$21,962	5.97%	$308,995	$20,060	6.49%
Taxable securities	7,963	159	2.00%	13,725	599	4.36%	24,930	1,114	4.47%
Tax-exempt securities	0	—	—	—	—	—	153	7	4.58%
Other interest-earning assets	67,871	136	0.20%	34,759	30	0.09%	25,342	780	3.08%
FHLB of Boston stock	4,339	—	0.00%	4,339	23	0.53%	3,003	135	4.50%
Total interest-earning assets	450,072	21,086	4.69%	420,759	22,614	5.37%	362,423	22,096	6.10%
Noninterest-earning assets	61,071			29,275			26,720
Total assets	$511,143			$450,034			$389,143

Interest-bearing liabilities:
Savings deposits	$45,012	324	0.72%	$43,058	459	1.07%	$43,802	462	1.05%
Money market	158,351	2,072	1.31%	89,519	2,060	2.30%	47,791	677	1.42%
NOW accounts	31,284	58	0.19%	31,210	69	0.22%	32,496	74	0.23%
Certificates of deposit	113,190	2,117	1.87%	126,822	3,612	2.85%	137,099	6,409	4.67%
Total deposits	347,837	4,571	1.31%	290,609	6,200	2.13%	261,188	7,622	2.92%
FHLB of Boston advances	49,364	1,663	3.37%	70,687	2,487	3.52%	40,318	1,650	4.09%
Total interest-bearing liabilities	397,201	6,234	1.57%	361,296	8,687	2.40%	301,506	9,272	3.08%
Demand deposits	36,058			32,150			34,757
Noninterest-bearing liabilities	7,102			6,352			5,541
Total liabilities	440,361			399,798			341,804
Equity	70,782			50,236			47,339
Total liabilities and equity	$511,143			$450,034			$389,143

Net interest income		$14,852			$13,927			$12,824
Net interest rate spread (1)			3.12%			2.97%			3.02%
Net interest-earning assets (2)	$52,871			$59,463			$60,917
Net interest margin (3)			3.30%			3.31%			3.54%
Average of interest-earning assets
to interest-bearing liabilities	113.31%			116.46%			120.20%
________________
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended September 30, 2010 vs. 2009			Years Ended September 30, 2009 vs. 2008			Years Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$118	$(1,289)	$(1,171)	$3,293	$(1,391)	$1,902	$1,477	$(733)	$744
Taxable securities	(192)	(248)	(440)	(490)	(25)	(515)	(131)	(61)	(192)
Tax-exempt securities	—	—	—	(7)	—	(7)	(3)	2	(1)
Other interest-earning assets	44	62	106	464	(1,214)	(750)	(279)	(535)	(814)
FHLB of Boston stock	—	(23)	(23)	114	(226)	(112)	12	(48)	(36)

Total interest-earning assets	(30)	(1,498)	(1,528)	3,374	(2,856)	518	1,076	(1,375)	(299)

Interest-bearing liabilities:
Savings deposits	22	(157)	(135)	(8)	5	(3)	(15)	180	165
Money market	27	(15)	12	806	577	1,383	389	(1,122)	(733)
NOW accounts	—	(11)	(11)	(3)	(2)	(5)	(23)	(89)	(112)
Certificates of deposit	(356)	(1,139)	(1,495)	(450)	(2,347)	(2,797)	(101)	435	334
Total deposits	(307)	(1,322)	(1,629)	345	(1,767)	(1,422)	250	(596)	(346)

FHLB of Boston advances	(722)	(102)	(824)	1,029	(192)	837	(1,084)	1,053	(31)

Total interest-bearing liabilities	(1,029)	(1,424)	(2,453)	1,374	(1,959)	(585)	(834)	457	(377)

Change in net interest income	$999	$(74)	$925	$2,000	$(897)	$1,103	$1,910	$(1,832)	$78

Risk Management

General.  Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates.  Our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Historically, we have operated as a traditional thrift institution.  A significant portion of our assets consist of longer-term, fixed- and adjustable-rate residential mortgage loans and mortgage-backed securities, which we funded primarily with checking and savings accounts and short-term borrowings.  In recent years, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally have sold long-term (primarily 20- and 30-year), fixed-rate, conforming one- to four-family residential mortgage loans and we have shifted our focus to originating and purchasing more higher-yielding, fixed-rate jumbo loans and adjustable-rate jumbo loans (generally with rates that adjust after the initial 5 years) and more commercial real estate loans, which generally have shorter maturities than one- to four-family residential mortgage loans, and are usually originated with adjustable interest rates.  Additionally, to increase our liquidity and further reduce our exposure to interest rate risk, in recent years we have sold a substantial amount of our short-term, mortgage-backed securities in the relatively low interest rate environment.

In addition to the above strategies with respect to our lending activities, we have used the following strategies to reduce our interest rate risk:

•	increasing our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	repaying short-term borrowings; and

•	maintaining relatively high levels of capital.

We have not conducted hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligations, residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Portfolio Value.  The Office of Thrift Supervision requires the computation of amounts by which the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with a report that measures the sensitivity of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.  Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.  The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our NPV.

The table below sets forth, as of September 30, 2010, the Office of Thrift Supervision’s calculation of the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the interest rate yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase		NPV as a Percentage of Present Value of Assets (3)
Change in		(Decrease) in NPV			Increase
Interest Rates	Estimated			NPV Ratio	(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	(4)	(basis points)
	(Dollars in thousands)

+300	$85,686	$(5,650)	(6)%	15.50%	(70)
+200	89,925	(1,411)	(2)%	16.10	(11)
+100	91,733	397	—%	16.32	11
0	91,336	—	—%	16.20	—
-100	91,078	(258)	—%	16.13	(7)
___________________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 2.0% decrease in net portfolio value.  In the event of a 100 basis point decrease in interest rates, we would experience no increase or decrease in net portfolio value.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales and the sale of available-for-sale securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2010.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)            expected loan demand;

(ii)           expected deposit flows and borrowing maturities;

(iii)          yields available on interest-earning deposits and securities; and

(iv)           the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities and are also used to pay off short-term borrowings.

Our most liquid assets are cash and cash equivalents.  The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $113.9 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2010, we had $5.3 million in loan commitments outstanding, $2.7 million of which were for fixed-rate loans and $2.6 million of which were for adjustable-rate loans.  In addition to commitments to originate loans, we had $28.3 million in unused lines of credit to borrowers.  Certificates of deposit due within one year of September 30, 2010 totaled $81.0 million, or 20.5% of our certificates of deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances.  However, recently, we have had cash in excess of our funding needs because of increased loan and investment securities sales and prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancings with other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit, or on our money market accounts. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2010.

Our primary investing activity is originating loans. During the fiscal years ended September 30, 2010 and 2009, we originated $109.2 million and $74.8 million of loans, respectively. Additionally, during the fiscal year ended September 30, 2010 we purchased $35.7 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in deposits of $24.4 million for the year ended September 30, 2010.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds.  Although we have historically relied on Federal Home Loan Bank advances as a funding source and expect that we will continue to utilize these as a source of funding, Federal Home Loan Bank advances decreased by $25.0 million at September 30, 2010 to $33.0 million, from $58.0 million at September 30, 2009.  At September 30, 2010, we had the ability to borrow up to an additional $68.5 million from the Federal Home Loan Bank of Boston.

Peoples Federal is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, Peoples Federal exceeded all regulatory capital requirements.  Peoples Federal is considered “well capitalized” under regulatory guidelines. See “Supervision and

Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 to the Consolidated Financial Statements.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as we deploy these net proceeds for general corporate purposes, including the funding of loans.

Capital Resources.  The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, we exceeded all of our regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans.  For additional information, see Note 10 to our Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP.  Accounting principles generally accepted in the United States of America require the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiary as of September 30, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Federal Bancshares, Inc. and Subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
December 14, 2010

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and 2009

	2010	2009
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$9,154	$9,491
Interest-bearing demand deposits with other banks and money market mutual funds	66,888	13,954
Federal funds sold	12,505	14,980
Federal Home Loan Bank - overnight deposit	25,316	50,209
Total cash and cash equivalents	113,863	88,634
Investments in available-for-sale securities (at fair value)	23,596	6,328
Federal Home Loan Bank stock, at cost	4,339	4,339
Loans, net of allowance for loan losses of $3,203 as of September 30, 2010
and $3,204 as of September 30, 2009	377,664	362,667
Loans held-for-sale	260	-
Other real estate owned	795	-
Premises and equipment	3,257	3,473
Accrued interest receivable	1,589	1,544
Cash surrender value of life insurance policies	11,670	11,249
Deferred income tax asset, net	5,647	3,394
Other assets	3,257	1,200
Total assets	$545,937	$482,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$35,359	$30,489
Interest-bearing	355,480	335,975
Total deposits	390,839	366,464
Federal Home Loan Bank advances	33,000	58,000
Other liabilities	7,738	7,421
Total liabilities	431,577	431,885

Stockholders’ Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 7,141,500
shares issued and outstanding	71	-
Additional paid-in capital	69,331	-
Retained earnings	50,606	50,770
Unearned ESOP shares	(5,713)	-
Accumulated other comprehensive income	65	173
Total stockholders’ equity	114,360	50,943
Total liabilities and stockholders’ equity	$545,937	$482,828

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 30, 2010 and 2009

	2010	2009
	(In Thousands)
Interest and dividend income:
Interest and fees on loans	$20,791	$21,962
Interest on debt securities:
Taxable	159	599
Other interest	136	30
Dividends on marketable equity securities	-	23
Total interest and dividend income	21,086	22,614
Interest expense:
Interest on deposits	4,571	6,200
Interest on Federal Home Loan Bank advances	1,663	2,487
Total interest expense	6,234	8,687
Net interest and dividend income	14,852	13,927
Provision for loan losses	300	127
Net interest and dividend income after provision
for loan losses	14,552	13,800
Noninterest income:
Customer service fees	821	813
Loan servicing fees	46	28
Net gain on sales of mortgage loans	277	307
Net gain on sales of available-for-sale securities	210	208
Income on cash surrender value of life insurance	421	391
Other income	165	69
Total noninterest income	1,940	1,816
Noninterest expense:
Salaries and employee benefits	7,424	7,079
Occupancy expense	797	766
Equipment expense	412	400
Professional fees	681	465
Advertising expense	140	185
Data processing expense	705	832
Deposit insurance expense	542	587
Contribution to People’s Federal Savings Bank Charitable Foundation	5,290	-
Other expense	1,064	949
Total noninterest expense	17,055	11,263
(Loss) income before income taxes	(563)	4,353
Income tax (benefit) expense	(399)	1,681
Net (loss) income	$(164)	$2,672

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended September 30, 2010 and 2009
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2008	$-	$-	$48,366	$-	$(92)	$48,274
Comprehensive income:
Net income	-	-	2,672	-	-	-
Net change in unrealized holding
loss on available-for-sale
securities, net of tax effect	-	-	-	-	265	-
Comprehensive income	-	-	-	-	-	2,937
Cumulative effect of a change in
accounting principle - initial
application of ASC 715-60	-	-	(268)	-	-	(268)
Balance, September 30, 2009	-	-	50,770	-	173	50,943
Comprehensive loss:
Net loss	-	-	(164)	-	-	-
Net change in unrealized holding
gain on available-for-sale
securities, net of tax effect	-	-	-	-	(108)	-
Comprehensive loss	-	-	-	-	-	(272)
Issuance of common stock, net
of offering costs of $2,012	66	64,046	-	-	-	64,112
Issuance of common stock to
Peoples Federal Savings Bank
Charitable Foundation	5	5,285	-	-	-	5,290
Common stock acquired by ESOP	-	-	-	(5,713)	-	(5,713)
Balance, September 30, 2010	$71	$69,331	$50,606	$(5,713)	$65	$114,360

Reclassification disclosure for the years ended September 30:

	2010	2009
Net unrealized gains on available-for-sale securities	$29	$653
Reclassification adjustment for realized gains in net income	(210)	(208)
Other comprehensive (loss) income before income tax effect	(181)	445
Income tax benefit (expense)	73	(180)
Other comprehensive (loss) income, net of tax	$(108)	$265

Accumulated other comprehensive income as of September 30, 2010 and 2009 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2010 and 2009

	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net (loss) income	$(164)	$2,672
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of securities, net	12	11
Net gain on sales of available-for-sale securities	(210)	(208)
Provision for loan losses	300	127
Change in net deferred loan fees	(154)	110
Depreciation and amortization	379	392
Increase in loans held-for-sale	(260)	-
Gain on sale of other real estate owned	-	(33)
Contribution of common stock to People’s Federal Savings Bank
Charitable Foundation	5,290	-
(Increase) decrease in accrued interest receivable	(45)	191
Income on cash surrender value of life insurance	(421)	(391)
Increase in other assets	(1,487)	(94)
Increase in accrued expenses and other liabilities	317	977
Increase in prepaid income taxes	(570)	(84)
Decrease in taxes payable	-	(159)
Deferred income tax benefit	(2,180)	(280)

Net cash provided by operating activities	807	3,231

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	4,839	8,490
Purchase of available-for-sale securities	(24,000)	-
Proceeds from maturities, payments and calls of available-for-sale securities	1,910	7,973
Loan originations and principal collections, net	19,638	10,413
Purchased loans	(35,716)	-
Recoveries of loans previously charged off	140	5
Capital expenditures	(163)	(287)
Proceeds from sale of other real estate owned	-	20

Net cash (used in) provided by investing activities	(33,352)	26,614

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2010 and 2009
(continued)

	2010	2009
	(In Thousands)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	12,684	89,791
Net increase (decrease) in time deposits	11,691	(26,281)
Proceeds from Federal Home Loan Bank advances	10,000	12,000
Repayment of Federal Home Loan Bank advances	(35,000)	(28,060)
Proceeds from common stock offering	66,124	-
Costs of common stock offering	(2,012)	-
Common stock purchased by ESOP	(5,713)	-
Net change in short-term advances	-	(6,000)

Net cash provided by financing activities	57,774	41,450

Net increase in cash and cash equivalents	25,229	71,295
Cash and cash equivalents at beginning of year	88,634	17,339
Cash and cash equivalents at end of year	$113,863	$88,634

Supplemental disclosures:
Interest paid	$6,340	$8,748
Income taxes paid	2,351	2,204

Supplemental schedule of non cash investing activities:
Transfers from loans to other real estate owned	795	367
Loan originated from sale of other real estate owned	-	380

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2010 and 2009

NOTE 1 - NATURE OF OPERATIONS

Peoples Federal Savings Bank (Bank), was organized in 1888, and in 2005 reorganized into a mutual holding company structure.  The Bank is headquartered in Brighton, Massachusetts.  The Bank operates its business from six banking offices located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline and Norwood.  The Bank is engaged principally in the business of providing a variety of financial services to individuals and small businesses primarily in the form of various deposit products and residential and commercial mortgage lending products.

On July 6, 2010, in accordance with a Plan of Conversion (Conversion), Peoples Federal MHC, the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of Peoples Federal Bancshares, Inc. (Company), a stock holding company.  In connection with the Conversion, the Company sold 6,612,500 shares of common stock, at an offering price of $10 per share, and issued an additional 529,000 shares of its common stock to the Peoples Federal Savings Bank Charitable Foundation, resulting in an aggregate issuance of 7,141,500 shares of common stock.  The Company’s stock began trading on July 7, 2010 on the NASDAQ Stock Market LLC, under the symbol “PEOP.”

As set forth above, in connection with the Conversion, the Bank established and funded the Peoples Federal Savings Bank Charitable Foundation (Foundation) with 529,000 shares of the Company’s common stock, which was equal to 8% of the shares issued in the stock offering.  This contribution resulted in recognition of expense in the quarter ended September 30, 2010, based on the $10 per share offering price.  The Foundation supports charitable causes and community development activities in the Bank’s areas of operations.

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (ESOP), which purchased  571,320 shares of the Company’s common stock at a price of $10 per share.  The net proceeds from the stock offering, net of offering costs of $2,012,000, amounted to $64,112,000.

In accordance with OTS regulations, at the time of the Conversion from a mutual holding company to a stock holding company, the Company will substantially restrict retained earnings by establishing a liquidation account and the Bank will establish a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry.  The consolidated financial statements were prepared using the accrual basis of accounting.  The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Peoples Federal Bancshares, Inc. and its wholly-owned subsidiary, Peoples Federal Savings Bank.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest-bearing demand deposits with other banks, money market mutual funds, federal funds sold and Federal Home Loan Bank - overnight deposit.

Cash and due from banks as of September 30, 2010 includes $5,310,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

As of September 30, 2010, the Company has $25,708,000 on deposit with the Federal Home Loan Bank of Boston, representing approximately 22.5 percent of total equity of the Company.

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed utilizing the interest method.  Gains or losses on sales of investment securities are computed on a specific identification basis.

The Company classifies debt and equity securities into one of three categories:  held-to-maturity, available-for-sale, or trading.  These security classifications may be modified after acquisition only under certain specified conditions.  In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity.  Trading securities are defined as those bought and held principally for the purpose of selling them in the near term.  All other securities must be classified as available-for-sale.

--
Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings or in a separate component of equity.  They are merely disclosed in the notes to the consolidated financial statements.

--
Available-for-sale securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of equity until realized.

--
Trading securities are carried at fair value on the consolidated balance sheets.  Unrealized holding gains and losses for trading securities are included in earnings.  Interest and dividends are included in net interest and dividend income.

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis.  If either condition is met, the Company will recognize a full impairment charge to earnings.  For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses.  The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

FEDERAL HOME LOAN BANK OF BOSTON STOCK, AT COST:

As a member of the Federal Home Loan Bank (FHLB), the Bank is required to invest in $100 par value stock of the FHLB.  The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement.  The Membership Stock Investment Requirement is calculated as 0.35% of Member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000.  The stock investment base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities.  The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts.  Management evaluates the Bank’s investment in FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.  Based on its most recent analysis of the FHLB of Boston as of September 30, 2010, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired.  On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members.  The moratorium will remain in effect indefinitely.

LOANS HELD-FOR-SALE:

Loans held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield.  The Company is amortizing these amounts over the contractual life of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure.  All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on nonaccrual status.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan.  Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash.  When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans.  A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan.  Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible.  When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate.  Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

SERVICING:

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans, a portion of the cost of originating the loan is allocated  to the servicing right based on relative fair value.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche.  If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense.  Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the asset.  Useful lives are 3 to 42 years for bank buildings and land improvements and 1 to 10 years for furniture and equipment.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure, properties purchased by the Company but not currently used in operating its business and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables-Troubled Debt Restructurings by Creditors."  These properties are carried at the lower of cost or estimated fair value less estimated costs to sell.  Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

In accordance with ASC 310-10-35, “Receivables-Overall-Subsequent Measurement,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

BANK OWNED LIFE INSURANCE:

The Company invests in bank-owned life insurance to provide a funding source for benefit plan obligations.  Bank-owned life insurance also generally provides noninterest income that is nontaxable.  The Company is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in noninterest income in the statements of income.

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

EARNINGS PER SHARE (EPS):

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Because the formation of the Company was completed on July 6, 2010, earnings per share data is not meaningful for current and prior comparative periods and is therefore not presented.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

ASC 825, “Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments.  Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities (including mortgage-backed securities):  Fair values for securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held-for-sale:  Fair values for loans held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

Loans receivable:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable:  The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities:  The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances:  Fair values for Federal Home Loan Bank of Boston advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank of Boston advances.

Off-balance sheet instruments:  The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

EMPLOYEE STOCK OWNERSHIP PLAN:

The Company established an Employee Stock Ownership Plan (ESOP) as part of its stock issuance on July 6, 2010.  The ESOP is accounted for in accordance with ASC 718-40, “Compensation - Stock Compensation - Employee Stock Ownership Plan.”  Under ASC 718-40, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share.  Unearned ESOP shares are presented as a reduction to stockholders’ equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company.  As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders’ equity is increased by a corresponding amount.  The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP over a period of 20 years.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of 2010.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.  These standards did not have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which updates ASC 820-10, “Fair Value Measurements and Disclosures.”  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective beginning October 1, 2009.  The guidance did not change the Company’s valuation techniques for measuring liabilities at fair value.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share”.  The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented must be adjusted retrospectively.  The adoption of this update, effective October 1, 2009, did not have an impact on the Company’s earnings per share.

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

In December 2007, the FASB updated ASC 805, “Business Combinations.”  The updated guidance will significantly change the accounting for business combinations.  Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009.  The adoption of this statement did not have a material impact on its financial condition and results of operations.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of July 1, 2010.  The required disclosures are included in Note 11.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU is created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this ASU are effective for public entities as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of investment securities and their approximate fair values are as follows as of September 30:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Value
	(In Thousands)
September 30, 2010:
Debt securities issued by U.S. government corporations
and agencies	$23,000	$66	$-	$23,066
Mortgage-backed securities	486	44	-	530
	$23,486	$110	$-	$23,596

September 30, 2009:
Mortgage-backed securities	$6,037	$291	$-	$6,328
	$6,037	$291	$-	$6,328

As of September 30, 2010 and 2009, all mortgage-backed securities held by the Company were issued by the FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of September 30, 2010.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair
Value
(In Thousands)
Within one year	$-
Over one through five years	23,066
After five through ten years	-
Over ten years	-
Mortgage-backed securities	530
$23,596

For the year ended September 30, 2010, proceeds from sales of securities available-for-sale amounted to $4,839,000.  Gross realized gains on those sales amounted to $210,000 with no realized losses.  For the year ended September 30, 2009, proceeds from sales of securities available-for-sale amounted to $8,490,000.  Gross realized gains on those sales amounted to $208,000 with no gross realized losses.  The tax expense applicable to these net realized gains for the years ended September 30, 2010 and 2009 amounted to $86,000 and $85,000, respectively.

There were no securities of issuers with an amortized cost basis or fair value which exceeded 10% of stockholders’ equity as of September 30, 2010 and 2009.

As of September 30, 2010 and 2009, securities with carrying amounts totaling $23,596,000 and $6,328,000, respectively, were pledged to secure FHLB borrowings.

The Company does not have any impaired or temporarily impaired investments as of September 30, 2010 and 2009.

NOTE 4 - LOANS

Loans consisted of the following as of September 30:

	2010	2009
	(In Thousands)
Mortgage loans:
Residential loans:
One-to-four family	$239,257	$237,429
Multi-family	47,880	40,966
Commercial real estate	67,901	63,861
Construction loans	19,384	16,536
Total mortgage loans	374,422	358,792
Consumer loans	2,113	2,523
Commercial loans	4,452	4,830
	380,987	366,145
Deferred loan origination fees, net	(120)	(274)
Allowance for loan losses	(3,203)	(3,204)
Loans, net	$377,664	$362,667

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended September 30, 2010.  Total loans to such persons and their companies amounted to $1,668,000 as of September 30, 2010.  During the year ended September 30, 2010, $59,000 of principal advances were made and principal payments totaled $488,000.

Changes in the allowance for loan losses were as follows for the years ended September 30:

	2010	2009
	(In Thousands)
Balance at beginning of period	$3,204	$3,208
Loans charged off	(441)	(136)
Recoveries of loans previously charged off	140	5
Provision for loan losses	300	127
Balance at end of period	$3,203	$3,204

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of September 30:

	2010	2009
	(In Thousands)
Nonaccrual loans	$2,180	$5,341

Accruing loans which are 90 days or more overdue	$-	$384

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of September 30:

	2010		2009
	Recorded	Related	Recorded	Related
	Investment	Allowance	Investment	Allowance
	In Impaired	For Credit	In Impaired	For Credit
	Loans	Losses	Loans	Losses
	(In Thousands)
Loans for which there is a related allowance for credit losses	$-	$-	$1,540	$40

Loans for which there is no related allowance for credit losses	4,022	-	4,958	-

Totals	$4,022	$-	$6,498	$40

Average recorded investment in impaired loans during the
year ended September 30	$4,990		$3,354

Related amount of interest income recognized during the time, in the year ended September 30, that the loans were impaired

Total recognized	$564		$91
Amount recognized using a cash-basis method of
accounting	$423		$80

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired.  At September 30, 2010 and 2009, the Company had $3,110,000 and $2,076,000 of loans, respectively, that were modified in troubled debt restructurings and impaired.

As of September 30, 2010 and 2009, the Company serviced loans for others with unpaid principal balances of $55,776,000 and $55,743,000, respectively.

In the year ending September 30, 2010, the Company capitalized mortgage servicing rights totaling $122,000 and amortized $75,000.  In the year ending September 30, 2009, the Company capitalized mortgage servicing rights totaling $162,000 and amortized $89,000.  The balance of capitalized mortgage servicing rights included in other assets at September 30, 2010 and 2009 was $158,000 and $136,000, respectively.  The fair value of those rights was $254,000 and $166,000 as of September 30, 2010 and 2009, respectively.

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended September 30:

	2010	2009
	(In Thousands)
Balance, beginning of year	$6	$1
Additions	29	23
Reductions	(4)	(18)
Balance, end of year	$31	$6

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of September 30:

	2010	2009
(In Thousands)
Land	$566	$566
Buildings and building improvements	5,934	5,928
Furniture and equipment	2,383	2,226
Leasehold improvements	320	320
	9,203	9,040
Accumulated depreciation and amortization	(5,946)	(5,567)
	$3,257	$3,473

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2010 and 2009 was $52,781,000 and $37,549,000, respectively.  Generally, deposits in excess of $250,000 are not federally insured.

For time deposits as of September 30, 2010, the scheduled maturities for each of the following years ended September 30 are as follows:

(In Thousands)
2011	$81,025
2012	32,776
2013	5,502
2014	4,734
Total	$124,037

Deposits from related parties held by the Company as of September 30, 2010 and 2009 amounted to $4,351,000 and $2,948,000, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the fiscal years ending after September 30, 2010 are summarized as follows:

(In Thousands)
2011	$15,000
2012	3,000
2013	3,000
2014	12,000
$33,000

As of September 30, 2010, the following advance from the FHLB was redeemable at par at the option of the FHLB:

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
		(In Thousands)
August 19, 2013	November 19, 2010 and quarterly thereafter	$1,000

At September 30, 2010, the interest rates on FHLB advances ranged from 1.99% to 5.49%.  At September 30, 2010, the weighted average interest rate on FHLB advances was 3.22%.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties and other qualified assets.

NOTE 8 - LEASE COMMITMENTS

As of September 30, 2010, the Bank was obligated under a non-cancelable operating lease for bank premises expiring in February 2016.  The lease is reported under the operating method of accounting for leases, whereby the lease payments are expensed as incurred under the terms of the agreement.  Lease expense, excluding applicable real estate taxes and operating cost charges, was $60,000 during fiscal years 2010 and 2009, respectively.

The required future minimum rental payments under the terms of the lease are as follows at September 30, 2010:

Years Ending September 30,	(In Thousands)
2011	$66
2012	70
2013	70
2014	70
2015	70
Thereafter	29
$375

As of November 8, 2010, the Bank has also entered into a lease for a new branch to be opened in 2011 in Newton, Massachusetts.  Under the lease, the Bank is obligated to pay $70,000 per year for the first seven years and $77,000, $80,000, and $82,000 per year for the eighth, ninth and tenth year, respectively.  The Bank has the option to extend the lease for two successive five year periods.  The lease term commences five days following the landlord’s written notice to the tenant that the landlord’s work has been substantially completed and certified as such by the landlord’s architect.  The rent commences the earlier of either one hundred eighty (180) days following the term commencement date or the date the tenant first opens for business.

NOTE 9 - INCOME TAXES

The components of income tax (benefit) expense are as follows for the years ended September 30:

	2010	2009
	(In Thousands)
Current:
Federal	$1,324	$1,394
State	457	567
	1,781	1,961
Deferred:
Federal	(1,630)	(330)
State	(550)	50
	(2,180)	(280)
	$(399)	$1,681

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended September 30:

	2010	2009
	% of	% of
	Income	Income
Federal income tax at statutory rate	(34.0)%	34.0%
State tax, net of federal tax	(10.8)	9.4
Cash surrender value of life insurance	(25.4)	(3.1)
Other	(.6)	(1.7)
Effective tax rates	(70.8)%	38.6%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

	2010	2009
(In Thousands)
Deferred tax assets:
Accumulated depreciation	$436	$441
Allowance for loan losses	1,279	1,280
Deferred loan fees	48	125
Contribution to Charitable Foundation	2,115	-
Director and executive retirement agreements and deferred compensation plan	1,763	1,493
Other	113	227
Gross deferred tax assets	5,754	3,566
Deferred tax liabilities:
Mortgage servicing rights	(62)	(54)
Net unrealized holding gain on available-for-sale securities	(45)	(118)
Gross deferred tax liabilities	(107)	(172)
Net deferred tax asset	$5,647	$3,394

Deferred tax assets as of September 30, 2010 and 2009 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

The federal income tax reserve for loan losses at the Company’s base year is approximately $3,444,000.  If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used.  As the Bank intends to use the reserve to absorb only loan losses, a deferred tax liability of approximately $1,376,000 has not been provided.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of September 30, 2010 and 2009, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2007 through September 30, 2010.

NOTE 10 - OFF-BALANCE SHEET ACTIVITIES

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of September 30, 2010 and 2009 there were no financial and standby letters of credit outstanding.  The Company’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30:

	2010	2009
	(In Thousands)
Commitments to originate loans	$5,258	$1,184
Unadvanced portions of loans:
Construction loans	2,999	9,170
Commercial real estate lines of credit	4,337	4,296
Home equity lines of credit	18,246	20,275
Consumer loans	631	600
Commercial loans	5,074	2,933
	$36,545	$38,458

There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

NOTE 11 - FAIR VALUE MEASUREMENTS

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2010 and 2009.

The Company’s cash instruments and trading securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in securities available-for-sale is generally classified within level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence.  In the absence of such evidence, management’s best estimate is used.  Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

Other real estate owned values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.  For level 3 inputs fair values are based on managements estimates.

The following summarizes assets measured at fair value for the periods ending September 30, 2010 and 2009.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
September 30, 2010:
Trading securities	$712	$712	$-	$-
Securities available-for-sale	23,596	-	23,596	-
Totals	$24,308	$712	$23,596	$-

(In Thousands)
September 30, 2009:
Trading securities	$637	$637	$-	$-
Securities available-for-sale	6,328	-	6,328	-
Totals	$6,965	$637	$6,328	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2010 and 2009, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
September 30, 2010:
Impaired loans	$-	$-	$-	$-
Totals	$-	$-	$-	$-

(In Thousands)
September 30, 2009:
Impaired loans	$1,500	$-	$1,500	$-
Totals	$1,500	$-	$1,500	$-

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows as of September 30:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$113,863	$113,863	$88,634	$88,634
Trading securities	712	712	637	637
Available-for-sale securities	23,596	23,596	6,328	6,328
Federal Home Loan Bank stock	4,339	4,339	4,339	4,339
Loans, net	377,664	373,202	362,667	358,003
Loans held for sale	260	263
Accrued interest receivable	1,589	1,589	1,544	1,544

Financial liabilities:
Deposits	390,839	391,707	366,464	367,209
Federal Home Loan Bank advances	33,000	33,987	58,000	59,354

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for trading securities which are included in other assets.  Accounting policies related to financial instruments are described in Note 2.

NOTE 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within the Commonwealth of Massachusetts.  There are no concentrations of credit to borrowers that have similar economic characteristics.  The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 13 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of September 30, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and core capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of September 30, 2010:
Total Capital (to Risk Weighted Assets)	$80,158	24.43%	$26,245	>8.00%	$32,806	>10.00%
Tier 1 Capital (to Risk Weighted Assets)	76,955	23.46	13,122	>4.00	19,684	>6.00
Core Capital (to Adjusted Total Assets)	76,955	14.11	16,365	>3.00	27,276	>5.00
Tangible Capital (to Adjusted Tangible Assets)	76,955	14.11	8,183	>1.50	N/A	N/A

As of September 30, 2009:
Total Capital (to Risk Weighted Assets)	53,676	16.93	25,359	>8.00	31,699	>10.00
Tier 1 Capital (to Risk Weighted Assets)	50,573	15.95	12,680	>4.00	19,019	>6.00
Core Capital (to Adjusted Total Assets)	50,573	10.48	14,478	>3.00	24,130	>5.00
Tangible Capital (to Adjusted Tangible Assets)	50,573	10.48	7,239	>1.50	N/A	N/A

The Bank’s capital under generally accepted accounting principles is reconciled as follows as of September 30:

	2010	2009
	(In Thousands)
Capital under generally accepted accounting principles	$77,036	$50,759
Mortgage servicing asset disallowed	(16)	(13)
Unrealized gains on available-for-sale securities	(65)	(173)
Tier 1 capital	76,955	50,573
Allowance for loan losses	3,203	3,103
Total Risk-Based capital	$80,158	$53,676

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company.  The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under Office of Thrift Supervision (OTS) rules and regulations.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company provides pension benefits for its employees through participation in the Pentegra Defined Benefit Plan for Financial Institutions, a non-contributory multi-employer defined benefit plan (Plan).  The Plan covers all salaried employees who are at least twenty-one years of age with at least one year of employment with the Company.  The Plan is funded by contributions based on actuarial calculations.  As is the case with multi-employer plans, separate actuarial valuations are not made with respect to each employer.  No employees hired on or after July 1, 2010 are eligible to participate in the Plan.

The Company’s pension cost under the Plan was $595,000 and $473,000 in 2010 and 2009, respectively.

Until May 1, 2010, the Bank participated in the Pentegra Defined Contribution Plan for Financial Institutions.  In connection with the Conversion, effective May 1, 2010, plan assets attributable to Bank employees were transferred from the Pentegra multi-employer plan to the Peoples Federal Savings Bank 401(k) plan, a single employer plan.  Under this plan, participants can elect to invest their account balances in Company stock.   The plan permits an employee to contribute a percentage of his or her wages to the plan on a tax-deferred basis subject to federal limitations.  The Company matches the employee’s contribution at an amount equal to 50% of the contribution for the first 6% of the employee’s compensation.

The Company’s cost under the 401(k) plan was $84,000 and $77,000 for the years ended September 30, 2010 and 2009, respectively.

The Company provides a nonqualified deferred compensation plan to a select group of management and directors providing an opportunity to defer a specified amount of their cash compensation.  The Company’s obligations under this plan are non-funded for tax purposes and for purposes of Title I of ERISA, and they are unsecured general obligations of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period.

The Company has an investment in a Rabbi Trust in connection with the nonqualified deferred compensation plan.  The assets in the Rabbi Trust have been included in the Company’s consolidated balance sheets in other assets as of September 30, 2010 and 2009 and are available to the general creditors of the Company in the event of the Company’s insolvency.  The assets of the Rabbi Trust are mutual funds classified as trading securities, and totaled $712,000 and $637,000 as of September 30, 2010 and 2009, respectively.  The Company contributed $44,000 and $78,000 to the Rabbi Trust for the years ended September 30, 2010 and 2009, respectively.

The Company entered into Director Retirement Agreements and Salary Continuation Agreements with certain directors and senior executives.  The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement.  The total liability for the Director Retirement Agreements and the Salary Continuation Agreements included in other liabilities was $3,008,000 and $2,477,000 at September 30, 2010 and September 30, 2009, respectively, and expenses under these agreements were $531,000 in fiscal year 2010 and $666,000 in fiscal year 2009.  There were no benefit payments made to beneficiaries under these agreements during fiscal 2010 and 2009.

The Company has a supplemental retirement plan with a former executive whereby the amounts paid under this plan commenced upon the executive’s retirement and continue for his lifetime.  The Company has purchased life insurance contracts in connection with this agreement.  The charge to employee benefits expense in connection with this plan amounted to $55,000 and $35,000 for the years ended September 30, 2010 and 2009, respectively.  The liability for this supplemental retirement plan was $695,000 and $704,000 at September 30, 2010 and 2009, respectively.  Benefit payments made to the former executive amounted to $64,000 during fiscal 2010.

The Company provided postretirement medical benefits for executives, one retired, effective December 31, 2009 under separate individual agreements.  The liability included in other liabilities was $145,000 and $85,000 at September 30, 2010 and 2009, respectively.  The related expense for the years ending September 30, 2010 and 2009 amounted to $60,000 and $85,000, respectively.

In 2009, the Company adopted guidance within ASC 715-60, “Defined Contribution Plans – Other Postretirement,” and recognized a liability for the Company’s future postretirement benefit obligations under the endorsement split-dollar life insurance arrangements.  The Company recognized this change in accounting principle as a cumulative effect adjustment to retained earnings in the amount of $268,000.  The total liability for the arrangements included in other liabilities was $242,000 at September 30, 2010 and $286,000 at September 30, 2009.  (Benefit) expense under this arrangement was $(44,000) for the year ending September 30, 2010 and $18,000 for the year ending September 30, 2009.

The Company established an Employee Stock Ownership Plan (ESOP) to provide eligible employees the opportunity to own Company stock.  The Company provided a loan to the Peoples Federal Savings Bank Employee Stock Ownership Trust in the amount of $5,713,000, which was used to purchase 571,320 shares of the Company’s common stock at a price of $10.00 per share.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate, adjusted annually, and provides for annual payments of interest and principal over the 20 year term of the loan.  The initial interest rate is 3.25%.

At September 30, 2010, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending September 30,	(In Thousands)
2011	$296
2012	211
2013	217
2014	224
2015	232
Thereafter	4,533
$5,713

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to the participants, as principal and interest payments are made by the ESOP to the Company.

Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  Forfeited shares shall be reallocated among other participants in the Plan.  Cash dividends paid on allocated shares will be distributed, at the direction of the Bank, to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid.  Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

Shares held by the ESOP include the following as of September 30, 2010:

Allocated	0
Committed to be released	0
Unallocated	571,320
571,320

The fair value of unallocated ESOP shares was $6,142,000 at September 30, 2010.

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.  Total expense recognized in connection with the ESOP was $225,000 for the year ended September 30, 2010.

NOTE 15 - CHANGE IN CONTROL AGREEMENTS

The Company entered into employment agreements (Agreements) with four executive officers effective July 6, 2010.  Under the terms of the Agreements, upon the occurrence of a change in control, as defined in the Agreements, followed by executive termination of employment, the Company shall pay the executive, as severance pay or liquidated damages, or both, the greater of (1) the executive’s base salary and incentive compensation that would have been paid to executive for the remaining term of the Agreement plus the value of all employee benefits that would have been provided to executive for the remaining term of the Agreement, or (2) three times the executive’s average annual compensation over the five most recently completed calendar years ending with the year immediately preceding the effective date of the change in control.

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 14, 2010, which is the date the financial statements were available to be issued.  There were no subsequent events that require adjustment to or disclosure in the financial statements.

NOTE 17 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 18 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed financial statements are for the Company (Parent Company Only) and should be read in conjunction with the consolidated financial statements of the Company.

PEOPLES FEDERAL BANCSHARES, INC.
(Parent Company Only)

Condensed Balance Sheets

September 30, 2010 and 2009

	2010	2009
	(In Thousands)
ASSETS
Cash on deposit with Peoples Federal Saving Bank	$32,031	$772
Investment in subsidiary, Peoples Federal Savings Bank	77,036	50,702
Loan to ESOP	5,713
Deferred income taxes	339	258
Other assets	91	21

Total assets	$115,210	$51,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$850	$810
Stockholders’ equity	114,360	50,943
Total liabilities and stockholders’ equity	$115,210	$51,753

Condensed Statements of Income

Years Ended September 30, 2010 and 2009

	2010	2009
	(In Thousands)
Interest income	$45	$
Other expense	23		20
Salaries and employee benefits	637		661
Total expense	660		681
Loss before income tax benefit and equity in undistributed earnings
of subsidiary	(615)		(681)
Income tax benefit	296		222
Loss before equity in undistributed earnings of subsidiary	(319)		(459)
Equity in undistributed earnings of subsidiary	155		3,131
Net (loss) income	$(164)		$2,672

PEOPLES FEDERAL BANCSHARES, INC.
(Parent Company Only)

Condensed Statements of Cash Flows

	2010	2009
	(In Thousands)

Cash flows from operating activities:
Net (loss) income	$(164)	$2,672
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income tax benefit	(81)	(77)
(Increase) decrease in prepaid taxes	(44)	201
(Decrease) increase in accrued taxes	(51)	51
Increase in due from subsidiary	(34)	(8)
Decrease (increase) in other assets	8	(8)
Increase in other liabilities	91	225
Equity in undistributed earnings of subsidiary	(155)	(3,131)
Net cash used in operating activities	(430)	(75)

Cash flows from investing activities:
Investment in subsidiary, Peoples Federal Savings Bank	(26,710)
Loan to ESOP	(5,713)
Net cash used in investing activities	(32,423)

Cash flows from financing activities:
Net proceeds from issuance of common stock	64,112
Net cash provided by financing activities	64,112

Net increase (decrease) in cash and cash equivalents	31,259	(75)
Cash and cash equivalents at beginning of period	772	847
Cash and cash equivalents at end of period	$32,031	$772

The Parent Company Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2010 and 2009, and therefore are not reprinted here.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President, its Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2010. Based on such evaluation, the President, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Peoples Federal, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

This annual report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Peoples Federal Bancshares has adopted a Code of Ethics that applies to Peoples Federal Bancshares’s principal executive officer, principal financial officer and all other employees and directors.  The Code of Ethics is available on our website at www.pfsb.com.

Information concerning directors and executive officers of Peoples Federal Bancshares is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditor.”

ITEM 15.	EXHIBITS

The following exhibits are either filed or attached as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation of Peoples Federal Bancshares, Inc., as amended*
3.2	Bylaws of Peoples Federal Bancshares, Inc.*
4	Form of Common Stock Certificate of Peoples Federal Bancshares, Inc.*
10.1	Amended and Restated Employment Agreement with Maurice H. Sullivan, Jr.*
10.2	Amended and Restated Employment Agreement with Thomas J. Leetch, Jr.*
10.3	Amended and Restated Employment Agreement with James J. Gavin*
10.4	Proposed Employment Agreement*
10.5	Salary Continuation Agreement for Maurice H. Sullivan, Jr., as amended*
10.6	Salary Continuation Agreement for Thomas J. Leetch, Jr., as amended*
10.7	Salary Continuation Agreement for James J. Gavin, as amended*
10.8	Voluntary Deferred Compensation Plan for Executives, as amended*
10.9	Proposed Amended and Restated Voluntary Deferred Compensation and Supplemental Employee Stock Ownership Plan*
10.10	Voluntary Deferred Compensation Plan for Directors, as amended*
10.11	Director Retirement Agreement for Maurice H. Sullivan, Jr., as amended*
10.12	Director Retirement Agreement for Vincent Mannering, as amended*
10.13	Director Retirement Agreement for John Reen, as amended*
10.14	Director Retirement Agreement for Maurice H. Sullivan, III, as amended*
10.15	Split Dollar Insurance Agreement, as amended*
14	Code of Ethics**
21	Subsidiaries of Registrant
23	Consent of Independent Registered Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________
(*)	Incorporated by reference to the Registration Statement on Form S-1 of Peoples Federal Bancshares, Inc. (File no. 333-165525), initially filed March 17, 2010.
(**)	Available on our website at www.pfsb.com.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FEDERAL BANCSHARES, INC.

By:	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Maurice H. Sullivan, Jr.	Chairman and Chief
Maurice H. Sullivan, Jr.	Executive Officer (Principal
	Executive Officer)	December 28, 2010

Senior Vice President and
/s/ Christopher Lake	Chief Financial Officer
Christopher Lake	(Principal Financial and
	Accounting Officer)	December 28, 2010

/s/ Thomas J. Leetch, Jr.	President and Director	December 28, 2010
Thomas J. Leetch, Jr.

/s/ Lee Ann Coté	Director	December 28, 2010
Lee Ann Coté

/s/ D. Randolph Berry	Director	December 28, 2010
D. Randolph Berry

/s/ Myron Fox	Director	December 28, 2010
Myron Fox

/s/ Hugh Gallagher	Director	December 28, 2010
Hugh Gallagher

/s/ William Giudice	Director	December 28, 2010
William Giudice

/s/ Vincent Mannering	Director	December 28, 2010
Vincent Mannering

/s/ Norman Posner	Director	December 28, 2010
Norman Posner

/s/ John F. Reen, Jr.	Director	December 28, 2010
John F. Reen, Jr.

/s/ Frederick Taw	Director	December 28, 2010
Frederick Taw

/s/ Maurice H. Sullivan, III	Director	December 28, 2010
Maurice H. Sullivan, III