Form 10-Q
period 2010-12-31
Peoples Federal Bancshares, Inc.
filed 2011-02-14
CIK 1485964

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

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
YES ☒  NO ☐.

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

7,141,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of December 31, 2010.

Peoples Federal Bancshares, Inc.
FORM 10-Q

Index

Part I.     Financial Information

Item 1.    Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(unaudited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$9,135	$9,154
Interest-bearing demand deposits with other banks and money market mutual funds	38,527	66,888
Federal funds sold	8,999	12,505
Federal Home Loan Bank - overnight deposit	23,420	25,316
Total cash and cash equivalents	80,081	113,863
Investments in available-for-sale securities (at fair value)	25,492	23,596
Federal Home Loan Bank stock, at cost	4,339	4,339
Loans, net of allowance for loan losses of $3,213 as of December 31,
2010 (unaudited) and $3,203 as of September 30, 2010	394,497	377,664
Loans held for sale	—	260
Other real estate owned	353	795
Premises and equipment	3,234	3,257
Accrued interest receivable	1,415	1,589
Cash surrender value of life insurance policies	11,786	11,670
Deferred income tax asset, net	5,462	5,647
Other assets	3,538	3,257
Total assets	$530,197	$545,937

LIABILITIES AND STOCKHOLDER’S EQUITY
Deposits:
Noninterest-bearing	$33,260	$35,359
Interest-bearing	350,044	355,480
Total deposits	383,304	390,839
Federal Home Loan Bank advances	24,000	33,000
Other liabilities	7,293	7,738
Total liabilities	414,597	431,577

Stockholder’s Equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
Common Stock, $.01, par value, 100,000,000 shares authorized, 7,141,500
shares issued and outstanding	71	71
Additional paid-in-capital	69,343	69,331
Retained earnings	51,583	50,606
Accumulated other comprehensive income	20	65
Unearned ESOP shares	(5,417)	(5,713)
Total stockholder’s equity	115,600	114,360
Total liabilities and stockholder’s equity	$530,197	$545,937

The accompanying notes are an integral part of these consolidated financial statements.

Index

PEOPLES FEDERAL BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31
	2010	2009
	(In Thousands) (unaudited)
Interest and dividend income:
Interest and fees on loans	$5,076	$5,131
Interest on debt securities:
Taxable	75	59
Other interest	44	17
Total interest and dividend income	5,195	5,207
Interest expense:
Interest on deposits	890	1,320
Interest on Federal Home Loan Bank advances	245	473
Total interest expense	1,135	1,793
Net interest and dividend income	4,060	3,414
Provision for loan losses	60	—
Net interest and dividend income after provision for loan losses	4,000	3,414
Noninterest income:
Customer service fees	209	209
Loan servicing fees	26	26
Net gain on sales of mortgage loans	99	73
Net gain on sales of available-for-sale securities	—	210
Income on cash surrender value of life insurance	117	100
Other income	88	33
Total noninterest income	539	651
Noninterest expense
Salaries and employee benefits	2,004	1,746
Occupancy expense	208	192
Equipment expense	109	105
Professional fees	113	125
Advertising expense	33	42
Data processing expense	186	118
Deposit insurance expense	123	115
Other expense	324	208
Total noninterest expense	3,100	2,651
Income before income taxes	1,439	1,414
Income tax expense	462	556
Net income	$977	$858

Earnings per common share:
Basic	$0.15	N/A
Diluted	$0.15	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Index

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 For the Three Months Ended December 31, 2010 and 2009 (unaudited)

(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated other Comprehensive (Loss) Income	Total
Balance, September 30, 2009	$—	$—	$50,770	$—	$173	$50,943
Comprehensive income:
Net income	—	—	858	—	—	—
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	—	—	—	(149)
Comprehensive income	—	—	—	—	—	709
Balance, December 31, 2009	$—	$—	$51,628	$—	$24	$51,652

Balance, September 30, 2010	$71	$69,331	$50,606	$(5,713)	$65	$114,360
Comprehensive income:
Net income	—	—	977	—	—	—
Net change in unrealized holding gain on available-for-sale securities, net of tax effect	—	—	—	—	(45)	—
Comprehensive income	—	—	—	—	—	932
ESOP shares committed to be released	—	12	—	296	—	308
Balance, December 31, 2010	$71	$69,343	$51,583	$(5,417)	$20	$115,600

The accompanying notes are an integral part of these consolidated financial statements

Index

PEOPLES FEDERAL BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2010	2009
	(In Thousands) (unaudited)
Cash flows from operating activities:
Net income	$977	$858
Adjustments to reconcile net income to net cash provided by operating activities:
Change in loans held-for-sale	260	—
Amortization of securities, net	(5)	1
Net gain on sales of available-for-sale securities	—	(210)
Provision for loan losses	60	—
Change in net deferred loan fees	67	(234)
Depreciation and amortization	90	99
Writedown of real estate owned	28	—
Unearned compensation ESOP	308	—
Decrease (increase) in accrued interest receivable	174	(1)
Income on cash surrender value of life insurance	(116)	(100)
Increase in other assets	(528)	(2,237)
Decrease in accrued expenses and other liabilities	(443)	(1,027)
Decrease in prepaid income taxes	247	84
Increase in taxes payable	—	204
Deferred income tax expense	215	75

Net cash provided by (used in) operating activities	1,334	(2,488)

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,000)	—
Proceeds from sales of available-for-sale securities	—	4,839
Proceeds from maturities, payments and calls of available-for-sale securities	7,033	493
Loan originations and principal collections, net	(6,927)	9,316
Loans purchased	(10,033)	(20,587)
Proceeds from the sale of real estate owned	414	—
Capital expenditures	(67)	(64)

Net cash used in investing activities	(18,580)	(6,003)

The accompanying notes are an integral part of these consolidated financial statements.

Index

PEOPLES FEDERAL BANCSHARES, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Three Months
	Ended December 31,
	2010	2009

	(In Thousands) (unaudited)
Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(6,839)	7,104
Net decrease in time deposits	(697)	(3,060)
Proceeds from Federal Home Loan Bank advances	—	2,000
Repayment of Federal Home Loan Bank advances	(9,000)	(6,000)

Net cash (used in) provided by financing activities	(16,536)	44

Net decrease in cash and cash equivalents	(33,782)	(8,447)
Cash and cash equivalents at beginning of period	113,863	88,634
Cash and cash equivalents at end of period	$80,081	$80,187

Supplemental disclosures:
Interest paid	$1,139	$1,823
Income taxes paid	1	193

The accompanying notes are an integral part of these consolidated financial statements.

Index

PEOPLES FEDERAL BANCSHARES, INC AND SUBSIDIARY

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Federal Bancshares, Inc., and its wholly owned subsidiary, Peoples Federal Savings Bank as of December 31, 2010 and September 30, 2010.  For the three months ended December 31, 2009, the consolidated financial statements include the accounts of Peoples Federal MHC and its wholly-owned subsidiary, Peoples Federal Bancorp, Inc. and its wholly-owned subsidiary, Peoples Federal Savings Bank.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Index

susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted.  Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s form 10-K dated September 30, 2010.

The allowance for loan losses is a significant accounting policy and is presented in the Peoples Federal Bancshares, Inc.’s Form 10-K dated September 30, 2010 which provides information on how significant assets are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

NOTE 3 - RECENT PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  These standards are effective for the first interim reporting period of 2010.  SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10.  Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE.  The adoption had no impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 6.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU is created to provide financial statement users with greater

Index

transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The required disclosures are included in Note 5.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other.”   This ASU address when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.   For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”   This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earning disclosure requirements for business combinations.    The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

NOTE 4 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of investment securities and their approximate fair values are as follows:

	Amortized	Gross		Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
December 31, 2010 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$24,993	$34	$44	$24,983
Mortgage-backed securities	465	44	—	509
	$25,458	$78	$44	$25,492

September 30, 2010:
Debt securities issued by U.S. government corporations and agencies	$23,000	$66	$—	$23,066
Mortgage-backed securities	486	44	—	530
	$23,486	$110	$—	$23,596

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)
December 31, 2010 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$9,956	$44	$—	$—	$9,956	$44
Total temporarily impaired securities	$9,956	$44	$—	$—	$9,956	$44

Unrealized losses on debt securities as December 31, 2010 are due to changes in market interest rates and are deemed to be temporary.  The Company has the intent and ability to hold the securities until cost recovery occurs.

The Company did not have any impaired or temporarily impaired investments at September 30, 2010.

Index

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on un-advanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield.  The Company is amortizing these amounts over the contractual life of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure.  All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on nonaccrual status.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan.  Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash.  When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans.  A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.  Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible.  When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate.  Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

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

Index

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

Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and Multi-Family real estate loans – All loans in this segment are collateralized by owner-occupied and non-owner occupied residential and multifamily real estate.   Repayment is dependent on the credit quality of the individual borrower and/or cash flow derived from the property.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Multi-family loans generally present a higher level of risk than our loans which are secured by one to four family loans.

Commercial real estate – Loans in this segment are primarily income-producing properties throughout the greater Boston area.   Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.    Management obtains rent rolls annually and continually monitors the cash flows on these loans.

Construction loans – Loans in this segment primarily include speculative residential, multi-family, and commercial mixed use real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans – Loans in this segment are both secured and unsecured and repayment is dependent on the credit quality of the individual borrower.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures

Index

Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

Loans consisted of the following as of December 31, 2010 (unaudited) and September 30, 2010:

	December 31, 2010	September 30, 2010
	(In Thousands)
Mortgage loans:
Residential loans:
One-to-four family	$246,394	$239,257
Multi-family	58,328	47,880
Commercial real estate	66,502	67,901
Construction loans	19,984	19,384
Total mortgage loans	391,208	374,422
Consumer loans	1,966	2,113
Commercial loans	4,589	4,452
	397,763	380,987
Deferred loan origination fees, net	(53)	(120)
Allowance for loan losses	(3,213)	(3,203)
Loans, net	$394,497	$377,664

Changes in the allowance for loan losses were as follows for the three months ended December 31, 2010 (unaudited) and December 31, 2009:

	December 31, 2010	December 31, 2009
	(In Thousands)
Balance at beginning of period	$3,203	$3,204
Loans charged off	(50)	(54)
Recoveries of loans previously charged off	–	–
Provision for loan losses	60	–
Balance at end of period	$3,213	$3,150

Index

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

	Residential Loans
	One to Four Family	Multi Family Loans	Commercial Real Estate	Construction Loans	Consumer	Commercial	Total

Amount of allowance for loan losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—	$—
Amount of allowance for loans not deemed to be impaired	1,648	491	715	229	26	104	3,213
Loans deemed to be impaired as of December 31, 2010	1,093	—	2,929	1,868	—	—	5,890
Loans not deemed to be impaired as of December 31, 2010	245,301	$58,328	$63,573	$18,116	$1,966	$4,589	$391,873

The following is a summary of past due and non accrual loans at December 31, 2010:

	Age Analysis of Past Due Loans
	As of December 31, 2010
	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total Past Due	Total Current	Total Loans	Non-Accrual Loans
	(In Thousands) (Unaudited)
One to four family	$—	$1,622	$2,016	$3,638	$242,756	$246,394	$2,016
Multi family	—	202	—	202	58,126	58,328	—
Commercial real estate	—	—	225	225	66,277	66,502	225
Construction loans	—	—	—	—	19,984	19,984	—
Total Mortgage loans	—	1,824	2,241	4,065	387,143	391,208	—
Consumer loans	6	9	—	15	1,951	1,966	—
Commercial loans	—	13	—	13	4,576	4,589	—
Total	$6	$1,846	$2,241	$4,093	$393,670	$397,763	$2,241

At December 31, 2010, the Company had no loans that were 90 days or more delinquent and which were accruing interest.

Index

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 as of December 31, 2010:

Impaired Loans
	As of December 31, 2010			Three months ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
One to four family	$1,093	1,093	—	1,093	32
Multi family	—	—	—	—	—
Commercial real estate	2,929	2,929	—	2,908	95
Construction loans	1,868	1,868	—	1,930	24
Total mortgage loans	5,890	5,890	—	5,931	151
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Total impaired with no related allowance:	$5,890	5,890	—	5,931	151

With a related allowance recorded:
Mortgage loans:
One to four family	$—	—	—	—	—
Multi family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Total mortgage loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Total impaired with related allowance:	$—	—	—	—	—

Total impaired loans:	$5,890	$5,890	—	$5,931	$151

Index

 At or for the year ended September 30, 2010

	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
	(unaudited)
	(In Thousands)
Loans for which there is a related allowance for credit losses	$—	$—

Loans for which there is no related allowance for credit losses	4,022	—

Totals	$4,022	$—

Average reported investment in impaired loans during the year ended September 30, 2010	$4,990

CREDIT QUALITY INFORMATION:

The Company utilizes an eight grade internal loan rating system for loans as follows:

Loans rated 1, 2, 3a and 3b:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4:  Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5:  Loans in this category are considered “substandard.”   Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.   There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 6:  Loans in this category are considered “doubtful.”  Loans classified as doubtful have all the weakness inherent in those classified substandard with the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7:  Loans in this category are considered uncollectible “loss” and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the rating on all loans.   Semi-annually, the Company engages an independent third-party to review a significant portion of loans within the loan segments.   Management uses the results of these reviews as part of its annual review process.

Index

The following table presents the Company’s loans by risk rating at December 31, 2010.

	Credit Risk Profile by Credit Worthiness Category
	As of December 31, 2010
	One to Four Family	Multi Family Loans	Commercial Real Estate	Construction Loans	Consumer	Commercial	Total
	(Dollars in thousands)
				(Unaudited)
Pass	$242,972	$55,805	$62,889	$15,516	$1,966	$4,589	$383,737
Special Mention	993	2,321	—	4,468	—	—	7,782
Substandard	2,429	202	3,613	—	—	—	6,244
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$246,394	$58,328	$66,502	$19,984	$1,966	$4,589	$397,763

Index

NOTE 6 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2010 (unaudited) and September 30, 2010.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

The following summarizes assets measured at fair value for the period ending December 31, 2010 (unaudited) and September 30, 2010.

Index

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
(unaudited)
Trading securities	$715	$715	$ −	$	−
Securities available-for-sale	25,458	−	25,458		−
Totals	$26,173	$715	$25,458	$	−

	Fair Value Measurements at Reporting Date Using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
Trading securities	$712	$712	$—		$—
Securities available-for-sale	23,596	—	23,596		—
Totals	$24,308	$712	$23,596		$—

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2010 (unaudited) and September 30, 2010, for which a nonrecurring change in fair value has been recorded:

Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
(unaudited)
Impaired loans	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Fair Value Measurements at Reporting Date Using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(In Thousands)
Impaired loans	$—	$—	$—	$—
Totals	$—	$—	$—	$—

There were no significant transfers in and out of Level 1 and 2 during the three months ended December 31, 2010.

Index

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
	(unaudited)
Financial assets:
Cash and cash equivalents	$80,081	$80,081	$113,863	$113,863
Trading securities	715	715	712	712
Available-for-sale securities	25,492	25,492	23,596	23,596
Federal Home Loan Bank stock	4,339	4,339	4,339	4,339
Loans, net	394,497	399,207	377,664	373,202
Loans held for sale	—	—	260	263
Accrued interest receivable	1,415	1,415	1,589	1,589

Financial liabilities:
Deposits	383,304	382,879	390,839	391,707
Federal Home Loan Bank advances	24,000	24,708	33,000	33,987

NOTE 7 – EARNINGS PER SHARE
Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three month period ended December 31, 2010.   The mutual to stock conversion was completed on  July 6, 2010, therefore, per share earnings data are not presented for the three months ended December 31, 2009.

(Dollars in thousands, except per share data)	Three Months Ended December 31, 2010

Basic
Net income	$977

Shares:
Weighted average common shares outstanding	6,579,702

Income per common share, basic	$0.15

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2010, the Company adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $5.7 million from the Company and used those funds to acquire 571,300 shares or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Peoples Federal Savings Bank’s contributions to the ESOP and dividends payable on stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year.

Index

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Peoples Federal Savings Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months ended December 31, 2010 amounted to $83,000.

Shares held by the ESOP trust at December 31, 2010 (unaudited) were as follows:

Shares committed to be released	28,566
Unearned shares	542,754
Total Employee Stock Ownership Plan Shares	571,320

Fair value of unearned shares, in thousands	$7,061

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended December 31, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Overview of Income and Expense

Income

The Company has two primary sources of pre-tax income.  The first is net interest and dividend income.  Net interest and dividend income is the difference between interest and the dividend income, which is the income the Company earns on its loans and investments, and interest expense, which is the interest the Company pays on its deposits and borrowings.

The second source of pre-tax income is non-interest income, the compensation received from providing products and services.  The majority of non-interest income comes from service charges on deposit accounts, bank owned life insurance income and loan servicing fees.  The Company also earns income from the sale of residential mortgage loans and other fees and charges.

The Company recognizes gains and losses as a result of sales of investments securities, foreclosed property, and premise and equipment.  In addition, the Company recognizes losses on its investments securities that are considered other-than-temporarily impaired, if necessary.  Gains and losses are not a regular part of the Company's primary source of income.

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

Index

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

Critical Accounting Policies

Critical accounting policies are those which involve significant judgments and assessments by management and which could potentially result in materially different results under different assumptions and conditions.  As discussed in the Company’s 2010 Annual Report on Form 10-K, the Company considers allowance for loan losses and income taxes to be our critical accounting policies.  The Company’s critical accounting policies have not changed from September 30, 2010.

Index

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

At December 31, 2010, our total assets were $530.2 million, a decrease of $15.7 million, or 2.9%, from total assets of $545.9 million at September 30, 2010. Loans, net increased $16.8 million, or 4.5%, to $394.5 million at December 31, 2010 from $377.7 million at September 30, 2010.   Investments in available-for-sale securities increased to $25.5 million at December 31, 2010 from $23.6 million at September 30, 2010, due primarily to the purchase of available for sale securities and principal repayments of these securities.  At December 31, 2010, cash and due from banks totaled $80.1 million as compared to $113.9 million at September 30, 2010, representing a $33.8 million, or 29.7% decrease, as the Company used available liquidity to invest in loans and securities and to repay advances from the FHLB of Boston.

Deposits decreased by $7.5 million, or 1.9%, to $383.3 million at December 31, 2010 from $390.8 million at September 30, 2010.  During the period, the decrease resulted in part from a decrease in demand deposit accounts to $33.3 million from $35.4 million, a decrease in our certificates of deposit to $123.3 million from $124.0 million, a decrease in our money market deposit accounts to $145.8 from $154.5 million, a increase in NOW accounts to $34.2 million from $31.7 million, offset partially by a increase in savings accounts to $46.7 million from $45.3 million.

Borrowings, consisting entirely of FHLB advances, decreased $9.0 million to $24.0 million at December 31, 2010 from $33.0 million at September 30, 2010,  the Company used liquidity to pay down these borrowings.

Total equity totaled $115.6 million at December 31, 2010 from $114.4 million at September 30, 2010.  The increase resulted primarily from net income of $977,000 for the three months ended December 31, 2010.  Total equity was negatively impacted by $45,000 in other comprehensive loss, consisting of a decrease in net unrealized gains, net of tax, on available-for-sale securities. The change in net unrealized gains or losses on securities classified as available-for-sale is affected by market interest rates and other conditions and, therefore, can fluctuate daily.  Other comprehensive income or loss does not include changes in fair value of other financial instruments reflected on the balance sheet.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

General.  We recorded net income of $977,000 for the three months ended December 31, 2010 compared to net income of $858,000 for the three months ended December 31, 2009. Net interest and dividend income increased period over period to $4.1 million from $3.4 million which was partially offset by an increase in noninterest expense to $3.1 million for the three months ended December 31, 2010 from $2.7 million for the year earlier period and by a decrease in noninterest income to $539,000 for the 2010 quarter from $651,000 for the 2009 quarter.

Interest and Dividend Income.  Interest and dividend income remained unchanged at $5.2 million for the three months ended December 31, 2010 and 2009. Average interest-earning assets increased to $485.3 million for the 2010 period compared to $448.2 million for the 2009 period while the average yield on interest-earning assets decreased to 4.28% from 4.65% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans remained unchanged at $5.1 million for both the three months ended December 31, 2010 and December 31, 2009.   The average balance of our loans increased for the three month period ended December 31, 2010 to $383.9 million from $362.3 million for the period ended  December 31, 2009.   The average yield on loans decreased to 5.29% from 5.66%, reflecting the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $75,000 for the three months ended December 31, 2010 from $59,000 for the three months ended December 31, 2009, reflecting the increase in the average balance of such securities to $26.0 million from $5.4 million.   The average yield on such securities decreased to 1.15% for the quarter ended December 31, 2010 from 4.38% for the quarter ended December 31, 2009, as newer investments carried a lower yield.

Interest Expense.  Interest expense decreased $658,000, or 36.7%, to $1.1 million for the three months ended December 31, 2010 from $1.8 million for the three months ended December 31, 2009.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2010 period to 1.18%, compared to an average rate paid of 1.81% in the 2009 period, which more than offset an increase of $12.0 million in the average balance of such deposits and borrowings to $383.9 million for the 2010 quarter versus $395.9 million during the 2009 quarter.

Index

Interest expense on money market accounts decreased to $323,000 for the quarter ended December 31, 2010 from $603,000 for the quarter ended December 31, 2009, a decrease of $280,000, or 46.4%, reflecting a $4.1 million decrease in the average balance of these accounts during the December 31, 2010 quarter to $150.8 million, from an average balance of $154.9 million during the quarter ended December 31, 2009. The average cost of these accounts decreased to 0.86% for the quarter ended December 31, 2010 from 1.56% for the 2009 quarter reflecting lower market rates.  Interest expense on certificates of deposit decreased to $495,000 for the three months ended December 31, 2010 from $590,000 for the three months ended December 31, 2009, as the average balance of such certificates increased to $124.0 million from $110.5 million, and the average rate paid on these certificates decreased to 1.60% for the quarter ended December 31, 2010 from 2.14% for the quarter ended December 31, 2009.  The increase in the average balance of our certificates of deposit resulted primarily from our customers seeking higher returns in our money market accounts which we competitively priced, while the decrease in the average cost of such certificates and other deposits reflected lower market interest rates.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $245,000 for the quarter ended December 31, 2010 versus $473,000 for the year earlier period, reflecting a lower average balance of borrowings during the 2010 period.

Net Interest and Dividend Income.  Net interest and dividend income increased to $4.1 million for the three months ended December 31, 2010 from $3.4 million for the three months ended  December 31, 2009. The increase in net interest and dividend income in the quarter ended December 31, 2010 was positively impacted by lower market interest rates on our deposit portfolio, offset in part by the impact of lower market interest rates on our loan portfolio and the change in the overall mix of our interest-earning assets.  Our interest rate spread and net interest margin both increased period to period. The interest rate spread and net interest margin were 3.10% and 3.35%, respectively, during the quarter ended December 31, 2010, compared to 2.84% and 3.05%, respectively, for the 2009 quarter.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities increased to 126.39% during the quarter ended December 31, 2010 from 113.22% during the quarter ended December 31, 2009.  The increase in our average interest-earning assets to average interest-bearing liabilities ratio reflects our application of the net proceeds from the stock offering into interest-earnings assets and our paydown of advances from the Federal Home Loan Bank of Boston.

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

Based on the above factors, we recorded a $60,000 provision for loan losses for the three months ended December 31, 2010 as compared to no provision for loan losses for the three months ended December 31, 2009.  The allowance for loan losses was $3.2 million, or 0.81%, of total loans for December 31, 2010 as compared to 0.85% for December 31, 2009.  Total non-performing assets were $2.2 million at December 31, 2010 compared to $5.3 million at December 31, 2009.   While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors in the first quarter of fiscal 2010 to reflect further deterioration in the economy.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2010 and 2009.

Noninterest Income.  Noninterest income decreased to $539,000 for the three months ended December 31, 2010 from $651,000 for the three months ended December 31, 2009.  The decrease in noninterest income was due to a reduction in the gain on the sale on securities to $0 for the three months ended December 31, 2010 from $210,000 for the three months ended December 31, 2009.  The decline was partially offset by an increase in other income of $55,000 to $88,000 for the three months ended December 31, 2010 from $33,000 for the three months ended December 31, 2009.  In addition, income derived from life insurance policies increased to $117,000 for the quarter ending December 31, 2010 from $100,000 for the three months ended December 31, 2009.  The net gain from the sale of mortgage loans increased to $99,000 for the three months ended December 31, 2010 from $73,000 for the three months ended December 31, 2009.

Index

Noninterest Expense.  Noninterest expense increased $449,000, or 16.9%, to $3.1 million for the three month period ended December 31, 2010 from $2.7 million for the three month period ended December 31, 2009.
The increase in noninterest expense was attributable to increases in salaries and employee benefits (which increased to $2.0 million from $1.7 million), FDIC insurance premiums (which increased to $123,000 from $115,000, occupancy expense (which increased to $208,000 from $192,000), equipment expense (which increased to $109,000 from $105,000) and other expense (which increased to $324,000 from $208,000), and data processing fees (which increased to $186,000 from $118,000). These decreases were partially offset by professional fees expense (which decreased to $113,000 from $125,000, and advertising expense (which decreased slightly to $33,000 from $42,000).

Income Tax Expense.  The provision for income taxes was $462,000 for the three months ended December 31, 2010 compared to $556,000 for the three months ended December 31, 2009, reflecting slightly higher pre-tax income in the 2010 quarter of $1.44 million versus pre-tax income of $1.41 million for the 2009 quarter.  Our effective tax rate was 32.1% for the three months ended December 31, 2010 compared to 39.3% for the three months ended  December 31, 2009.

Liquidity Management .   Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2010, cash and cash equivalents totaled $80.1 million.  Securities classified as available for sale provide additional sources of liquidity.  On December 31, 2010, we had $24.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $79.6 million from the Federal Home Loan Bank of Boston.

At December 31, 2010, we had $35.9 million in loan commitments outstanding, which consisted of $3.8 million of real estate loan commitments, $17.4 million in unused home equity lines of credit, $4.2 million in construction loan commitments, $4.8 million in commercial lines of credit commitments and $635,000 in consumer loan commitments.  Certificates of deposit due within one year of December 31, 2010 totaled $95.8 million, or 77.7% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.   The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2010, we exceeded all of our regulatory capital requirements.  We are considered “well-capitalized” under regulatory guidelines.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)

Index

 promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2010, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1.    Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors which were presented in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2010.

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

Index

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FEDERAL BANCSHARES, INC.

Date:	February 14, 2011	/s/ Maurice H. Sullivan, Jr.
.		Maurice H. Sullivan, Jr
Chief Executive Officer

Date:	February 14, 2011	/s/ Christopher Lake
Christopher Lake
Chief Financial Officer