Form 10-Q
period 2011-03-31
Peoples Federal Bancshares, Inc.
filed 2011-05-12
CIK 1485964

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
OR
☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 001-34801

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
YES ☐       NO ☒.

7,141,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of March 31, 2011.

Peoples Federal Bancshares, Inc.

FORM 10-Q

Part I. Financial Information

Item 1.                      Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(unaudited)
	(In Thousands, except share date)
ASSETS
Cash and due from banks	$9,359	$9,154
Interest-bearing demand deposits with other banks and
money market mutual funds	40,285	66,888
Federal funds sold	8,154	12,505
Federal Home Loan Bank - overnight deposit	8,422	25,316
Total cash and cash equivalents	66,220	113,863
Investments in available-for-sale securities (at fair value)	31,407	23,596
Federal Home Loan Bank stock, at cost	4,339	4,339
Loans, net of allowance for loan losses of $3,318 as of March 31,
2011 (unaudited) and $3,203 as of September 30, 2010	393,682	377,664
Loans held-for-sale	0	260
Other real estate owned	551	795
Premises and equipment	3,192	3,257
Accrued interest receivable	1,506	1,589
Cash surrender value of life insurance policies	18,409	11,670
Deferred income tax asset, net	5,488	5,647
Other assets	3,761	3,257
Total assets	$528,555	$545,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$34,100	$35,359
Interest-bearing	348,059	355,480
Total deposits	382,159	390,839
Federal Home Loan Bank advances	23,000	33,000
Other liabilities	6,911	7,738
Total liabilities	412,070	431,577

Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $.01, par value, 100,000,000 shares authorized, 7,141,500
shares issued and outstanding	71	71
Additional paid-in-capital	69,370	69,331
Retained earnings	52,407	50,606
Accumulated other comprehensive (loss) income	(17)	65
Unearned ESOP shares	(5,346)	(5,713)
Total stockholders’ equity	116,485	114,360
Total liabilities and stockholders’ equity	$528,555	$545,937

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months Ended
	Ended March 31,		March 31,
	2011	2010	2011	2010
	(In Thousands, except share date)
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$5,059	$5,486	$10,135	$10,617
Interest on debt securities:
Taxable	69	11	143	70
Other interest	29	18	74	35
Dividends on Federal Home Loan Bank stock	3	—	3	—
Total interest and dividend income	5,160	5,515	10,355	10,722
Interest expense:
Interest on deposits	835	1,149	1,726	2,469
Interest on Federal Home Loan Bank advances	184	419	428	892
Total interest expense	1,019	1,568	2,154	3,361
Net interest and dividend income	4,141	3,947	8,201	7,361
Provision for loan losses	160	300	220	300
Net interest and dividend income
after provision for loan losses	3,981	3,647	7,981	7,061
Noninterest income:
Customer service fees	192	197	401	406
Loan servicing fees	26	25	52	51
Net gain on sales of mortgage loans	24	7	123	80
Net gain on sales of available-for-sale securities	—	—	—	210
Income on cash surrender value of life insurance	123	116	240	216
Other income	72	26	160	59
Total noninterest income	437	371	976	1,022
Noninterest expense:
Salaries and employee benefits	1,965	1,652	3,968	3,397
Occupancy expense	230	212	439	404
Equipment expense	104	100	213	206
Professional fees	217	59	330	184
Advertising expense	30	32	63	74
Data processing expense	190	185	376	303
Deposit insurance expense	119	123	242	238
Other expense	306	256	629	464
Total noninterest expense	3,161	2,619	6,260	5,270
Income before income taxes	1,257	1,399	2,697	2,813
Income tax expense	433	538	896	1,094
Net income	$824	$861	$1,801	$1,719

Earnings per common share:
Basic	$0.12	N/A	$0.27	N/A
Diluted	$0.12	N/A	$0.27	N/A

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended March 31, 2011 and 2010 (unaudited)
(In Thousands)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	(Loss) Income	Total
Balance, September 30, 2009	$—	$—	$50,770	$—	$173	$50,943
Comprehensive income:
Net income	—	—	1,719	—	—	—
Net change in unrealized holding
gain on available-for-sale
securities, net of tax effect	—	—	—	—	(154)	—
Comprehensive income	—	—	—	—	—	1,565
Balance, March 31, 2010	$—	$—	$52,489	$—	$19	$52,508

Balance, September 30, 2010	$71	$69,331	$50,606	$(5,713)	$65	$114,360
Comprehensive income:
Net income	—	—	1,801	—	—	—
Net change in unrealized holding
gain on available-for-sale
securities, net of tax effect	—	—	—	—	(82)	—
Comprehensive income	—	—	—	—	—	1,719
ESOP shares committed to be released	—	39	—	367	—	406
Balance, March 31, 2011	$71	$69,370	$52,407	$(5,346)	$ (17)	$116,485

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended March 31,
	2011	2010
	(In Thousands)
	(unaudited)
Cash flows from operating activities:
Net income	$1,801	$1,719
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Change in loans held for sale	260	—
Amortization of securities, net	—	2
Net gain on sales of available-for-sale securities	—	(210)
Provision for loan losses	220	300
Change in net deferred loan fees	(63)	(219)
Depreciation and amortization	179	198
Write down of other real estate owned	61	—
Unearned Compensation ESOP	406	—
Decrease in accrued interest receivable	83	72
Income on cash surrender value of life insurance	(489)	(216)
Increase in other assets	(335)	(2,186)
Decrease in accrued expenses and other liabilities	(827)	(1,002)
Increase (decrease) in prepaid income taxes	(169)	45
Deferred income tax expense	216	74

Net cash provided by (used in) operating activities	1,343	(1,423)

Cash flows from investing activities:
Purchases of available-for-sale securities	(18,000)	(3,000)
Proceeds from sales of available-for-sale securities	—	4,839
Proceeds from maturities, payments and calls of
available-for-sale securities	10,050	631
Loan originations and principal collections, net	(2,602)	21,005
Loans purchased	(13,806)	(24,837)
Investments in life insurance policies	(6,250)	—
Recoveries of loans previously charged off	2	5
Capital expenditures	(114)	(100)
Proceeds from sale of other real estate owned	414	—

Net cash used in investing activities	(30,306)	(1,457)

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Six Months
	Ended March 31,
	2011	2010
	(In Thousands)
	(unaudited)
Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and
savings accounts	(9,316)	16,388
Net increase(decrease) in time deposits	636	(4,993)
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayment of Federal Home Loan Bank advances	(10,000)	(17,000)

Net cash (used in) provided by financing activities	(18,680)	4,395

Net (decrease) increase in cash and cash equivalents	(47,643)	1,515
Cash and cash equivalents at beginning of period	113,863	88,634
Cash and cash equivalents at end of period	$66,220	$90,149

Supplemental disclosures:
Interest paid	$2,153	$3,388
Income taxes paid	415	975

Transfer from loans to other
real estate owned	231	—

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Federal Bancshares, Inc., and its wholly owned subsidiary, Peoples Federal Savings Bank as of March 31, 2011(unaudited) and September 30, 2010.  For the six months ended March 31, 2011 (unaudited), the consolidated financial statements include the accounts of Peoples Federal MHC and its wholly-owned subsidiary, Peoples Federal Bancorp, Inc. and its wholly-owned subsidiary, Peoples Federal Savings Bank.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted.  Operating results for the six month period ended March 31, 2011 (unaudited) are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K dated September 30, 2010.

The allowance for loan losses is a significant accounting policy and is presented in Peoples Federal Bancshares, Inc.’s Form 10-K dated September 30, 2010 which provides information on how significant assets are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  The Company is currently evaluating the impact of this ASU.  The ASU is expected to cause more loan modifications to be classified as Troubled Debt Restructurings and the Company is evaluating its modification programs and practices in light of the new ASU.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.   The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 4 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of investment securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
March 31, 2011 (unaudited):
Debt securities issued by U.S. government corporations
and agencies	$30,990	$19	$91	$30,918
Mortgage-backed securities	446	43	—	489
	$31,436	$62	$91	$31,407

September 30, 2010:
Debt securities issued by U.S. government corporations
and agencies	$23,000	$66	$—	$23,066
Mortgage-backed securities	486	44	—	530
	$23,486	$110	$—	$23,596

The scheduled maturities of debt securities were as follows as of March 31, 2011.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair
Value
(In Thousands)
Within one year	$-
Over one through five years	30,918
After five through ten years	-
Over ten years	-
Mortgage-backed securities	489
$31,407

During the six months ended March 31, 2011, there were no sales of securities available-for-sale.   During the six months ended March 31, 2010, proceeds from sales of securities available-for-sale amounted to $4,839,000.  Gross realized gains on those sales amounted to $210,000 with no realized losses.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2011 (unaudited):
Debt securities issued by U.S. government
corporations and agencies	$19,904	$91	$—	$—	$19,904	$91
Total temporarily impaired securities	$19,904	$91	$—	$—	$19,904	$91

Unrealized losses on debt securities as March 31, 2011 (unaudited) are due to changes in market interest rates and are deemed to be temporary.  The Company has the intent and ability to hold the securities until cost recovery occurs.
The Company did not have any impaired or temporarily impaired investments at September 30, 2010.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or pay off are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

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

Loans consisted of the following as of March 31, 2011 (unaudited) and September 30, 2010:

	March 31, 2011	September 30, 2010
	(In Thousands)
Mortgage loans:
Residential loans:
One-to-four family	$246,252	$239,257
Multi-family	60,919	47,880
Commercial real estate	65,830	67,901
Construction loans	17,762	19,384
Total mortgage loans	390,763	374,422
Consumer loans	2,010	2,113
Commercial loans	4,284	4,452
	397,057	380,987
Deferred loan origination fees, net	(57)	(120)
Allowance for loan losses	(3,318)	(3,203)
Loans, net	$393,682	$377,664

Changes in the allowance for loan losses were as follows for the three and six months ended March 31, 2011 (unaudited) and March 31, 2010 (unaudited):

	Periods Ended March 31,
	Three months Ended		Six months Ended
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$3,213	$3,150	$3,203	$3,204
Provision for loan losses	160	300	220	300
Charge-offs:
Mortgage loans:
One- to four-family residential	—	—	15	78
Multi-family	35	—	—	—
Commercial real estate	—	338	61	314
Construction	—	—	—	—
Consumer loans	8	10	17	10
Commercial loans	13	23	13	23
Total charge-offs	56	371	106	425

Recoveries:
Mortgage loans:
One- to four-family residential	—	—	—	—
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Consumer loans	1	5	1	5
Commercial loans	—	—	—	—
Total recoveries	1	5	1	5
Net charge-offs	55	366	105	420

Balance at end of period	$3,318	$3,084	$3,318	$3,084

Further information pertaining to the allowance for loan losses at March 31, 2011 follows:

	Residential Loans
	One to Four Family	Multi Family Loans	Commercial Real Estate	Construction Loans	Consumer	Commercial	Total
(In Thousands) (Unaudited)

Amount of allowance for loan losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—	$—
Amount of allowance for loans not deemed to be impaired	$1,274	$689	$674	$617	$21	$43	$3,318
Loans deemed to be impaired as of March 31, 2011	$1,093	$—	$2,653	$1,868	$—	$—	$5,614
Loans not deemed to be impaired as of March 31, 2011	$245,159	$60,919	$63,177	$15,894	$2,010	$4,284	$391,443
Total Loans	$246,252	$60,919	$65,830	$17,762	$2,010	$4,284	$397,057

The following is a summary of past due and non accrual loans at March 31, 2011:

	Age Analysis of Past Due Loans
	As of March 31, 2011

	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total Past Due	Total Current	Total Loans	Non-Accrual Loans
	(In Thousands) (Unaudited)
One to four family	$624	$805	$1,471	$2,900	$243,352	$246,252	$1,471
Multi-family	1,604	—	—	1,604	59,315	60,919	—
Commercial real estate	854	1,975	—	2,829	63,001	65,830	—
Construction loans	—	—	—	—	17,762	17,762	—
Total mortgage loans	3,082	2,780	1,471	7,333	383,430	390,763	1,471
Consumer loans	42	15	20	77	1,933	2,010	20
Commercial loans	—	—	—	—	4,284	4,284	—
Total	$3,124	$2,795	$1,491	$7,410	$389,647	$397,057	$1,491

At March 31, 2011 (unaudited), the Company had no loans that were 90 days or more delinquent and which were accruing interest.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 follows:

Impaired Loans

	As of March 31, 2011			Six months ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands) (unaudited)
With no related allowance recorded:
Mortgage loans:
One to four family	$1,093	$1,093	$—	$1,093	$29
Multi family	—	—	—	—	—
Commercial real estate	2,653	2,653	—	2,823	72
Construction loans	1,868	1,868	—	1,243	46
Total mortgage loans	5,614	5,614	—	5,159	147
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Total impaired with no related allowance:	5,614	5,614	—	5,159	147

With a related allowance recorded:
Mortgage loans:
One to four family	—	—	—	—	—
Multi family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Total mortgage loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Total impaired with related allowance:	—	—	—	—	—

Total impaired loans:	$5,614	$5,614	$—	$5,159	$147

	At or for the year ended September 30, 2010

	Recorded	Related
	Investment	Allowance
	In Impaired	For Credit
	Loans	Losses

	(In Thousands)
Loans for which there is a
related allowance for credit
losses	$—	$—

Loans for which there is
no related allowance for
credit losses	4,022	—

Totals	$4,022	$—

Average reported investment
in impaired loans during the year
ended September 30, 2010	$4,990

CREDIT QUALITY INFORMATION:

The Company utilizes an eight grade internal loan rating system for loans as follows:

Loans rated 1-4:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 5:  Loans in this category are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 6:  Loans in this category are considered “substandard.”   Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.   There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 7:  Loans in this category are considered “doubtful.”  Loans classified as doubtful have all the weakness inherent in those classified substandard with the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 8:  Loans in this category are considered uncollectible “loss” and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the rating on all loans.   Semi-annually, the Company engages an independent third-party to review a significant portion of loans within the loan segments.   Management uses the results of these reviews as part of its annual review process.

The following table presents the Company’s loans by risk rating at March 31, 2011:

	Credit Risk Profile by Credit Worthiness Category
	As of March 31, 2011

	One to Four Family	Multi Family Loans	Commercial Real Estate	Construction Loans	Consumer	Commercial	Total Loans
	(Dollars in thousands) (Unaudited)

Pass	$242,927	$55,832	$62,460	$14,117	$2,010	$4,284	$381,630
Special Mention	755		—	3,645	—	—	4,400
Substandard	2,570	5,087	3,370	—	—	—	11,027
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$246,252	$60,919	$65,830	$17,762	$2,010	$4,284	$397,057

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2011 (unaudited) and September 30, 2010.

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

The Company’s other real owned values are estimated using level 3 inputs based on management estimates.

The following summarizes assets measured at fair value at March  31, 2011 (unaudited) and September 30, 2010.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2011	Level 1	Level 2	Level 3
(In Thousands)
(unaudited)
Trading securities	$772	$772	$—	$—
Securities available-for-sale	31,407	—	31,407	—
Totals	$32,179	$772	$31,407	$—

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2010	Level 1	Level 2	Level 3
(In Thousands)
Trading securities	$712	$712	$—	$—
Securities available-for-sale	23,596	—	23,596	—
Totals	$24,308	$712	$23,596	$—

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2011 (unaudited) and September 30, 2010, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2011	Level 1	Level 2	Level 3
(In Thousands)
(unaudited)
Other real estate owned	$551	$—	$—	$551
Totals	$551	$—	$—	$551

	Fair Value Measurements Using
	Significant Unobservable Inputs Level 3
			Other Real
		Impaired Loans	Estate Owned	Total
(In Thousands)
(unaudited)
Beginning balance, September 30, 2010		$—	$551	$551
Total Losses		—	—	—
Transfers in and out of Level 3		—	—	—
Ending balance, March 31, 2011		$—	$551	$551

There were no significant transfers in and out of Level 1 and 2 during the six months ended March 31, 2011 (unaudited).

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	March 31, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
	(unaudited)
Financial assets:
Cash and cash equivalents	$66,220	$66,220	$113,863	$113,863
Trading securities	772	772	712	712
Available-for-sale securities	31,407	31,407	23,596	23,596
Federal Home Loan Bank stock	4,339	4,339	4,339	4,339
Loans, net	393,682	397,573	377,664	373,202
Loans held for sale	—	—	260	263
Accrued interest receivable	1,506	1,506	1,589	1,589

Financial liabilities:
Deposits	382,159	382,759	390,839	391,707
Federal Home Loan Bank advances	23,000	23,564	33,000	33,987

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three month or six month period ended March 31, 2011.   The mutual to stock conversion was completed on July 6, 2010, therefore, per share earnings data are not presented for the six months ended March 31, 2010.

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31
	2011	2011
	(In Thousands, except share data)
	(unaudited)
Basic:
Net Income	$824	$1,801

Weighted average common shares:	6,603,508	6,591,605

Earnings per common share - basic	$0.12	$0.27

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2010, the Company adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $5.7 million from the Company and used those funds to acquire 571,320 shares or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Peoples Federal Savings Bank’s contributions to the ESOP and dividends payable on stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year.   The Bank has committed to make contributions to the ESOP sufficient to support debt service of the loan.

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Peoples Federal Savings Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the six months ended March 31, 2011 (unaudited) amounted to $182,000.

Shares held by the ESOP trust at March 31, 2011 (unaudited) were as follows:

Allocated	28,566
Shares committed to be released	7,142
Unallocated shares	535,612
Total Employee Stock Ownership Plan Shares	571,320

Fair value of unallocated shares, in thousands	$7,499

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended March 31, 2011 and 2010 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Occupancy expenses, which are fixed or variable costs associated with premises and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance, and cost of utilities.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this document.

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

Comparison of Financial Condition at March 31, 2011 (unaudited) and September 30, 2010

At March 31, 2011, our total assets were $528.6 million, a decrease of $17.4 million, or 3.2%, from our total assets of $545.9 million at September 30, 2010. Loans, net increased $16.0 million, or 4.2%, to $393.7 million at March 31, 2011 from $377.7 million at September 30, 2010.   Investments in available-for-sale securities increased to $31.4 million at March 31, 2011 from $23.6 million at September 30, 2010, due primarily to the purchase of short term U.S. government and agency securities.  At March 31, 2011, cash and due from banks totaled $66.2 million as compared to $113.9 million at September 30, 2010, representing a $47.7 million, or 41.9% decrease.

Deposits decreased by $8.7 million, or 2.2%, to $382.2 million at March 31, 2011 from $390.8 million at September 30, 2010.  The decrease resulted in part from a decrease in money market deposit accounts to $140.0 million at March 31, 2011, from $154.5 million at September 30, 2010, offset partially by an increase in our certificates of deposit to $124.7 million at March 31, 2011 from $124.0 million at September 30, 2010.  In addition, both savings and NOW accounts increased to $48.6 and $34.8 million respectively, at March 31, 2011 as compared to $45.3 and $31.7 million respectively, at September 30, 2010.

Borrowings, consisting of FHLB advances, decreased $10.0 million to $23.0 million at March 31, 2011 from $33.0 million at September 30, 2010 as we used loan repayments and other liquidity to pay down these borrowings.

Total equity increased to $116.5 million at March 31, 2011 from $114.4 million at September 30, 2010.  The increase resulted primarily from net income of $1.8 million for the six months ended March 31, 2011.  Total equity was also impacted by $82,000 in other comprehensive loss for the six months ended March 31, 2011.  Other comprehensive loss consisted of a decrease in net unrealized gains, net of tax, on available-for-sale securities. The change in net unrealized gains or losses on securities classified as available-for-sale is affected by market interest rates and other conditions and, therefore, can fluctuate daily.  Other comprehensive income or loss does not include changes in fair value of other financial instruments reflected on the balance sheet.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and March 31, 2010 (unaudited)

General.  We recorded net income of $1.8 million for the six months ended March 31, 2011 compared to net income of $1.7 million for the six months ended March 31, 2010 as net interest and dividend income increased period over period to $8.2 million from $7.4 million.   Noninterest income remained level at $1.0 million for the 2011 and 2010 six month periods.  Noninterest expense increased to $6.3 million for the six months ended March 31, 2011 from $5.3 million for the six months ended March 31, 2010.

Interest and Dividend Income. Total interest and dividend income decreased $367,000 to $10.4 million for the six months ended March 31, 2011 from $10.7 million for the six months ended March 31, 2010. Average interest-earning assets increased to $491.8 million for the 2011 period from $454.4 million for the 2010 period; however, the average yield on interest-earning assets decreased 51 basis points to 4.21% from 4.72% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $10.1 million for the six months ended March 31, 2011 from $10.6 million for the six months ended March 31, 2010, as the average balance of our loans increased to $390.3 million from $366.2 million but the average yield on loans decreased to 5.19% from 5.80%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $143,000 for the six months ended March 31, 2011 from $70,000 for the six months ended March 31, 2010, reflecting the significant increase in the average balance of such securities to $26.3 million from $3.3 million.   The average yield on such securities decreased to 1.09% for the six months ended March 31, 2011 from 4.31% for the same period one year earlier.

Interest Expense.  Interest expense decreased $1.2 million, or 35.9%, to $2.2 million for the six months ended March 31, 2011 from $3.4 million for the six months ended March 31, 2010.  The decrease reflected a 56 basis point decrease in the average rate paid on deposits and borrowings in the 2011 period to 1.14%, compared to an average rate paid of 1.70% in the 2010 period, and a decrease of $17.7 million in the average balance of such deposits and borrowings to $376.8 million for the 2011 period from $394.5 million during the 2010 period.

Interest expense on money market accounts decreased to $626,000 for the six months ended March 31, 2011 from $1.1 million for the six months ended March 31, 2010, a decrease of $512,000, or 45.0%, reflecting a $9.8 million decrease in the average balance of these accounts during the 2011 period to $146.4 million, from an average balance of $156.2 million during the year earlier period.   The average cost of these accounts decreased to 0.86% for the six months ended March 31, 2011 from 1.46% for the 2010 period.  Interest expense on certificates of deposit decreased to $954,000 for the six months ended March 31, 2011 from $1.1 million for the six months ended March 31, 2010, as the average balance of such certificates increased to $123.9 million from $109.2 million, and the average rate paid on these certificates decreased to 1.54% for the six months ended March 31, 2011 from 2.01% for the six months ended March 31, 2010.  The decrease in average balances of our money market deposit accounts resulted primarily from our customers seeking higher returns in our certificate accounts which we competitively priced, while the decrease in the average cost of such money market and other deposits reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board and the lower market interest rates resulting from such cuts.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $428,000 for the six months ended March 31, 2011 versus $892,000 for the six months ended March 31, 2010 due to lower average balances and rates paid on such borrowings.

Net Interest and Dividend Income.  Net interest and dividend income increased to $8.2 million for the six months ended March 31, 2011 from $7.4 million for the six months ended March 31, 2010. The increase was due to lower interest expense and, in part, to the increase in the average balance of our income-earning assets, including net loans, over the period, offset in part by the impact of lower market interest rates on our loan portfolio, greater than 62% of which has adjustable rates of interest.  Our interest rate spread and net interest margin both increased slightly period to period. The interest rate spread and net interest margin were 3.07% and 3.34%, respectively, during the six months ended March 31, 2011, compared to 3.02% and 3.24%, respectively, for the six months ended March 31, 2010.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities increased to 130.52% during the six ended March 31, 2011 from 115.18% during the six months ended March 31, 2010.  The increase in our interest rate spread, net interest margin and ratio of our average interest-earning assets to average interest-bearing liabilities all reflect lower deposit costs, reduction in outstanding FHLB advances and the deployment of the capital in our July 2010 initial public offering.

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

Based on the above factors, we recorded a $220,000 provision for loan losses for the six months ended March 31, 2011 and $300,000 provision for the six months ended March 31, 2010.  The allowance for loan losses was $3.3 million or 0.84% of total loans at March 31, 2011 compared to $3.1 million, or 0.83% of total loans at March 31, 2010. Non performing assets totaled $2.0 million or 0.38% of total assets at March 31, 2011, as compared to $3.0 million or 0.54% of total assets at September 30, 2010.  Classified assets increased during the six months ended March 31, 2011 to $11.6 million as compared to $6.6 million as of December 31, 2010. The increase in classified assets is primarily due to one lending relationship, totaling $4.9 million, collateralized by a construction loan and further collateralized by other residential properties being classified substandard during the quarter.

While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors, specifically factors related to construction loans, in the second quarter of fiscal 2011 to reflect further deterioration in the economy, slower sell out of speculative developments and other changing conditions that impact the construction loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended March 31, 2011.

Noninterest Income.  Noninterest income decreased to $976,000 for the six months ended March 31, 2011 from $1.0 million for the six months ended March 31, 2010.

Noninterest Expense.  Noninterest expense increased $990,000 or 18.8%, to $6.3 million for the six month period ended March 31, 2011 from $5.3 million for the six month period ended March 31, 2010. The increase in noninterest expense was primarily attributable to increases in salaries and employee benefits (which increased to $4.0 million from $3.4 million), occupancy expense (which increased to $439,000 from $404,000), FDIC insurance premiums (which increased to $242,000 from $238,000), data processing expense (which increased to $376,000 from $303,000), professional fees (which increased to $330,000 from $184,000), and equipment expense (which increased to $213,000 from $206,000).  The increase in noninterest expense is related in part to the increased compensation, professional fees and other costs related to operation as a public company.

Income Tax Expense.  The provision for income taxes was $896,000 for the six months ended March 31, 2011 compared to $1.1 million for the six months ended March 31, 2010, reflecting pre-tax income in the 2011 period of $2.7 million versus pre-tax income of $2.8 million for the 2010 period.  Our effective tax rate was 33.2% for the six months ended March 31, 2011 compared to 38.9% for the six months ended March 31, 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010 (unaudited)

General.  We recorded net income of $824,000 for the three months ended March 31, 2011 compared to net income of $861,000 for the three months ended March 31, 2010.   Net interest and dividend income increased period over period to $4.1 million from $4.0 million, and  noninterest income increased to $437,000 for the three months ended March 31, 2011 from $371,000 for the three months ended March 31, 2010.   Also impacting net income was an increase in noninterest expense which increased to $3.2 million from $2.6 million for the same time period

Interest and Dividend Income.  Total interest and dividend income decreased to $5.2 million for the three months ended March 31, 2011 from $5.5 million for the three months ended March 31, 2010. Average interest-earning assets increased to $484.8 million for the 2011 period compared to $442.0 million for the 2010 period; however, the average yield on interest-earning assets decreased to 4.26% from 4.99% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $5.1 million for three months ended March 31, 2011 from $5.5 million for March 31, 2010.   Although the average balance of our loans increased to $396.9 million for the three month period ended March 31, 2011 from $370.1 million for the three month period ended March 31, 2010, the average yield on loans decreased to 5.10% from 5.93%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $69,000 for the three months ended March 31, 2011 from $11,000 for the three months ended March 31, 2010, reflecting the significant increase in the average balance of such securities to $26.7 million from $1.1 million.   The average yield on such securities decreased to 1.03% for the quarter ended March 31, 2011 from 4.15% for the quarter ended March 31, 2010.

Interest Expense.  Interest expense decreased $549,000, or 35.0%, to $1.0 million for the three months ended March 31, 2011 from $1.6 million for the three months ended March 31, 2010.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2011 period to 1.10%, compared to an average rate paid of 1.60% in the 2010 period.  In addition, the average balance of such deposits and borrowings decreased $23.7 million to $369.5 million for the 2011 quarter versus $393.2 million during the 2010 quarter.

Interest expense on money market accounts decreased to $303,000 for the quarter ended March 31, 2011 from $536,000 for the quarter ended March 31, 2010, a decrease of $233,000, or 43.4%, reflecting a $15.7 million decrease in the average balance of these accounts during the March 31, 2011 quarter to $141.9 million, from an average balance of $157.6 million during the quarter ended March 31, 2010. The average cost of these accounts decreased to 0.85% for the quarter ended March 31, 2011 from 1.36% for the 2010 quarter.  Interest expense on certificates of deposit decreased to $460,000 for the three months ended March 31, 2011 from $506,000 for the three months ended March 31, 2010, as the average balance of such certificates increased to $123.8 million from $108.0 million, but the average rate paid on these certificates decreased to 1.49% for the quarter ended March 31, 2010 from 1.87% for the quarter ended March 31, 2010.  The increase in the average balance of our certificates of deposit resulted primarily from our customers seeking higher returns in these accounts which we competitively priced, while the decrease in the average cost of such money market and other deposits reflected lower market interest rates.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, were $184,000 for the quarter ended March 31, 2011 versus $419,000 for the year earlier period, reflecting a lower average balance of borrowings during the 2011 period.

Net Interest and Dividend Income.  Net interest and dividend income increased to $4.1 million for the three months ended March 31, 2011 from $4.0 million for the three months ended March 31, 2010. The increase in net interest income in the quarter ended March 31, 2010 was positively impacted by lower market interest rates on our deposits, offset in part by the impact of lower market interest rates on our loan portfolio, greater than 62% of which have adjustable rates of interest and the change in the overall mix of our interest-earning assets.  Our interest rate spread and net interest margin both decreased period to period. The interest rate spread and net interest margin were 3.15% and 3.42%, respectively, during the quarter ended March 31, 2011, compared to 3.40% and 3.57%, respectively, for the 2010 quarter.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 131.9% during the quarter ended March 31, 2011 from 112.42% during the quarter ended March 31, 2010.  The increase in our average interest-earning assets to average interest-bearing liabilities reflects the deployment of a portion of the proceeds of the July 2010 initial public offering into interest earning assets, and a reduction in both deposits and Federal Home Loan Bank advances during the three months ended March 31, 2011.

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

Based on the above factors, we recorded a provision for loan losses of $160,000 for the three months ended March 31, 2011 as compared to a $300,000 provision for loan losses for the three months ended March 31, 2010.  The allowance for loan losses was $3.3 million, or 0.84%, of total loans at March 31, 2011 compared to $3.1 million, or 0.83%, of total loans at March 31, 2010.  Non performing assets totaled $2.0 million or 0.38% of total assets at March 31, 2011, as compared to $2.6 million or 0.49% of total assets at December 31, 2010.  Classified assets increased during the quarter ended March 31, 2011 to $11.6 million as compared to $6.6 million as of December 31, 2010. The increase in classified assets is primarily due to one lending relationship, totaling $4.9 million, collateralized by a construction loan and further collateralized by other residential properties being classified substandard during the quarter.

While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors, specifically factors related to construction loans in the second quarter of fiscal 2011 to reflect further deterioration in the economy, slower sell out of speculative developments and other changing conditions that impact the construction loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2011.

Noninterest Income.  Noninterest income increased to $437,000 for the three months ended March 31, 2011 from $371,000 for the three months ended March 31, 2010.  The increase in noninterest income was due to increases in loan servicing fees (which increased to $26,000 from $25,000), gain on the sale of mortgage loans (which increased to $24,000 from $7,000), income derived from bank owned life insurance (which increased to $123,000 from $116,000) and other income (which increased to $72,000 from $26,000).  The increases in the March 31, 2011 period were offset by a slight decrease in customer service fees (which decreased to $192,000 from 197,000).

Noninterest Expense.  Noninterest expense increased $542,000, or 20.7%, to $3.2 million for the three month period ended March 31, 2011 from $2.6 million for the three month period ended March 31, 2010. The increase in noninterest expense was primarily attributable to increases in salaries and employee benefits (which increased to $2.0 million from $1.7 million), professional fees expense (which increased to $217,000 from $59,000), data processing fees (which increased to $190,000 from $185,000), occupancy expense (which increased to $230,000 from $212,000), equipment expense (which increased to $104,000 from $100,000), other expense (which increased to $306,000 from $256,000).  These increases were partially offset by decreases in FDIC insurance premiums (which decreased to $119,000 from $123,000) and advertising expense (which decreased slightly to $30,000 from $32,000).

Income Tax Expense.  The provision for income taxes was $433,000 for the three months ended March 31, 2011 compared to $538,000 for the three months ended March 31, 2010, reflecting slightly lower pre-tax income in the 2011 quarter of $1.3 million versus pre-tax income of $1.4 million for the 2010 quarter.  Our effective tax rate was 34.4% for the three months ended March 31, 2011 compared to 38.4% for the three months ended March 31, 2010.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $66.2 million.  Securities classified as available for sale provide additional sources of liquidity.  On March 31, 2011, we had $23.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $88.7 million from the Federal Home Loan Bank of Boston.

At March 31, 2011, we had $35.2 million in loan commitments outstanding, which consisted of $2.6 million of real estate loan commitments, $18.3 million in unused home equity lines of credit, $5.2 million in commercial real estate, $3.8 million in construction loan commitments, $4.7 million in commercial lines of credit commitments and $603,000 in consumer loan commitments.  Certificates of deposit due within one year of March 31, 2011 totaled $99.9 million, or 80.0% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit as of March

31, 2011.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.   The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well-capitalized” under regulatory guidelines.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

PEOPLES FEDERAL BANCSHARES, INC.

Date: May 12, 2011	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chief Executive Officer

Date: May 12, 2011	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer