Form 10-Q
period 2011-06-30
Peoples Federal Bancshares, Inc.
filed 2011-08-12
CIK 1485964

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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
YES   ☐   NO   ☒

7,141,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 5, 2011.

Peoples Federal Bancshares, Inc.

FORM 10-Q

Part I.  Financial Information

Item 1.	Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$9,849	$9,154
Interest-bearing demand deposits with other banks and money market mutual funds	45,713	66,888
Federal funds sold	3,041	12,505
Federal Home Loan Bank - overnight deposit	8,003	25,316
Total cash and cash equivalents	66,606	113,863
Investments in available-for-sale securities (at fair value)	25,541	23,596
Investments in held-to-maturity securities (at cost)	6,775	---
Federal Home Loan Bank stock (at cost)	4,339	4,339
Loans, net of allowance for loan losses of $3,376 as of June 30, 2011 (unaudited) and $3,203 as of September 30, 2010	401,904	377,664
Loans held-for-sale	---	260
Other real estate owned	---	795
Premises and equipment	3,680	3,257
Accrued interest receivable	1,524	1,589
Cash surrender value of life insurance policies	18,567	11,670
Deferred income tax asset, net	5,431	5,647
Other assets	3,496	3,257
Total assets	$537,863	$545,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$37,818	$35,359
Interest-bearing	352,271	355,480
Total deposits	390,089	390,839
Federal Home Loan Bank advances	23,000	33,000
Other liabilities	7,393	7,738
Total liabilities	420,482	431,577

Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued	---	---
Common stock, $.01 par value, 100,000,000 shares authorized, 7,141,500 shares issued and outstanding	71	71
Additional paid-in-capital	69,409	69,331
Retained earnings	53,118	50,606
Accumulated other comprehensive income	68	65
Unearned ESOP shares	(5,285)	(5,713)
Total stockholders’ equity	117,381	114,360
Total liabilities and stockholders’ equity	$537,863	$545,937

The accompanying notes are an integral part of these consolidated financial statements.

Index

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except share data)

Interest and dividend income:
Interest and fees on loans	$4,981	$5,113	$15,116	$15,730
Interest on debt securities:
Taxable	93	30	236	100
Other interest	25	36	99	71
Dividends on Federal Home Loan Bank stock	4	---	7	---
Total interest and dividend income	5,103	5,179	15,458	15,901
Interest expense:
Interest on deposits	875	1,097	2,601	3,566
Interest on Federal Home Loan Bank advances	183	443	611	1,335
Total interest expense	1,058	1,540	3,212	4,901
Net interest and dividend income	4,045	3,639	12,246	11,000
Provision for loan losses	120	---	340	300

Net interest and dividend income after provision for loan losses	3,925	3,639	11,906	10,700
Noninterest income:
Customer service fees	204	208	605	614
Loan servicing fees	25	24	77	75
Net gain on sales of mortgage loans	13	91	136	171
Net gain on sales of available-for-sale securities	---	---	---	210
Income on cash surrender value of life insurance	157	102	397	318
Other income	46	5	206	64
Total noninterest income	445	430	1,421	1,452
Noninterest expense:
Salaries and employee benefits	2,103	1,818	6,071	5,215
Occupancy expense	187	192	626	596
Equipment expense	107	102	320	308
Professional fees	114	129	444	313
Advertising expense	83	35	146	109
Data processing expense	172	120	548	468
Deposit insurance expense	96	165	338	358
Other expense	304	251	933	715
Total noninterest expense	3,166	2,812	9,426	8,082
Income before income taxes	1,204	1,257	3,901	4,070
Income tax expense	493	478	1,389	1,572
Net income	$711	$779	$2,512	$2,498

Earnings per common share:
Basic	$0.11	N/A	$0.38	N/A
Diluted	$0.11	N/A	$0.38	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Index

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended June 30, 2011 and 2010 (Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital		Retained Earnings	Unearned ESOP Shares		Accumulated Other Comprehensive Income	Total
Balance, September 30, 2009	$	---	$	---	$50,770	$	---	$173	$50,943
Comprehensive income:
Net income		---		---	2,498		---	---	---
Net change in unrealized holding gain on available-for-sale securities, net of tax effect		---		---	---		---	(112)	---
Comprehensive income		---		---	---		---	---	2,386
Balance, June 30, 2010	$	---	$	---	$53,268	$	---	$61	$53,329

Balance, September 30, 2010		$71		$69,331	$50,606		$(5,713)	$65	$114,360
Comprehensive income:
Net income		---		---	2,512		---	---	---
Net change in unrealized holding gain on available-for-sale securities, net of tax effect		---		---	---		---	3	---
Comprehensive income		---		---	---		---	---	2,515
ESOP shares committed to be released		---		78	---		428	---	506
Balance, June 30, 2011		$71		$69,409	$53,118		$(5,285)	$68	$117,381

The accompanying notes are an integral part of these consolidated financial statements.

Index

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2011	2010
	Unaudited
Cash flows from operating activities:	(In thousands)
Net income	$2,512	$2,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in loans held for sale	260	---
Amortization of securities, net	(170)	12
Net gain on sales of available-for-sale securities	---	(210)
Provision for loan losses	340	300
Change in net deferred loan fees	(134)	(181)
Depreciation and amortization	268	291
Loss on sale of other real estate owned	30	---
Write down of other real estate owned	101	---
Unearned Compensation ESOP	281	---
Decrease (increase) in accrued interest receivable	65	(1)
Income on cash surrender value of life insurance	(397)	(318)
Increase in other assets	(65)	(2,567)
(Decrease) increase in accrued expenses and other liabilities	(120)	48
Increase in prepaid income taxes	(174)	(144)
Deferred income tax expense	215	75

Net cash provided by (used in) operating activities	3,012	(197)

Cash flows from investing activities:
Purchases of available-for-sale securities	(27,000)	(13,000)
Purchases of held-to-maturity securities	(6,775)	---
Proceeds from sales of available-for-sale securities	---	4,829
Proceeds from maturities, payments and calls of
available-for-sale securities	25,229	895
Loan originations and principal collections, net	(2,392)	20,636
Loans purchased	(22,293)	(30,830)
Investments in life insurance policies	(6,500)	---
Recoveries of loans previously charged off	8	139
Capital expenditures	(691)	(153)
Proceeds from sale of other real estate owned	895	---

Net cash used in investing activities	(39,519)	(17,484)

Index

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Nine Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)

Cash flows from financing activities:

Net (decrease) increase in demand deposits, NOW and savings accounts	(3,810)	89,601
Net increase in time deposits	3,060	11,232
Proceeds from Federal Home Loan Bank advances	---	8,000
Repayment of Federal Home Loan Bank advances	(10,000)	(19,000)

Net cash (used in) provided by financing activities	(10,750)	89,833

Net (decrease) increase in cash and cash equivalents	(47,257)	72,152
Cash and cash equivalents at beginning of period	113,863	88,634
Cash and cash equivalents at end of period	$66,606	$160,786

Supplemental disclosures:
Interest paid	$3,212	$4,933
Income taxes paid	1,348	1,641

Transfer from loans to other real estate owned	231	---

The accompanying notes are an integral part of these consolidated financial statements.

Index

PEOPLES FEDERAL BANCSHARES, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Peoples Federal Savings Bank (Bank) was organized in 1888, and in 2005 reorganized into a mutual holding company structure.  The Bank is headquartered in Brighton, Massachusetts.  The Bank operates its business from seven banking offices located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline, Norwood and West Newton, Massachusetts.  The Bank is engaged principally in the business of providing a variety of financial services to individuals and small businesses primarily in the form of various deposit products and residential and commercial mortgage lending products.

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

In accordance with Office of Thrift Supervision (OTS) regulations, at the time of the Conversion from a mutual holding company to a stock holding company, the Company will substantially restrict retained earnings by establishing a liquidation account and the Bank will establish a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Federal Bancshares, Inc., and its wholly owned subsidiary, Peoples Federal Savings Bank as of June 30, 2011(unaudited) and September 30, 2010.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Index

determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted.  Operating results for the nine month period ended June 30, 2011 (unaudited) are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2010 filed with the SEC on December 29, 2010.

The allowance for loan losses is a significant accounting policy and is presented in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2010 which provides information on how significant assets are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

NOTE 3 - RECENT PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-28, “Intangibles – Goodwill and Other.”   This ASU address when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.   For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010 and did not have an impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”   This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earning disclosure requirements for business combinations.    The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and did not have an impact on the Company’s results of operations or financial position.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during

Index

interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 4 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of investment securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(In thousands)
Available-for-Sale Securities:
June 30, 2011 (unaudited):
Debt securities issued by U.S. Government corporations and agencies	$24,999		$72		$4	$25,067
Mortgage-backed securities	428		46		---	474
	$25,427		$118		$4	$25,541

September 30, 2010:
Debt securities issued by U.S. Government corporations and agencies	$23,000		$66	$	---	$23,066
Mortgage-backed securities	486		44		---	530
	$23,486		$110	$	---	$23,596

Held-to-Maturity Securities:
June 30, 2011 (unaudited):

Mortgage-backed securities	$6,775		---		23	6,752
	$6,775	$	---		$23	$6,752

The scheduled maturities of debt securities were as follows as of June 30, 2011(Unaudited).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale	Held-to-Maturity
	Fair Value	Cost Basis		Fair Value
	(In thousands)
Over one through five years	$25,067	$	---	$	---
Mortgage-backed securities	474		6,775		6,752
	$25,541		$6,775		$6,752

During the nine months ended June 30, 2011, there were no sales of available-for-sale or held-to-maturity securities.   During the nine months ended June 30, 2010, proceeds from sales of securities available-for-sale amounted to

Index

$4,829,000.  Gross realized gains on those sales amounted to $210,000 with no realized losses.  The income tax expense related to the gross realized gains amounted to $85,000.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

	Less Than 12 Months		12 Months or Longer				Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
June 30, 2011 (unaudited):
Debt securities issued by U.S. Government corporations and agencies	$1,996	$4	$	---	$	---	$1,996	$4
Mortgage-backed securities	6,752	23		---		---	6,752	23
Total temporarily impaired securities	$8,748	$27	$	---	$	---	$8,748	$27

Unrealized losses on debt securities as June 30, 2011 (unaudited) are due to changes in market interest rates and are deemed to be temporary.  The Company has the intent and ability to hold the securities until cost recovery occurs.

The Company did not have any impaired investments at September 30, 2010.

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

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure.  All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on nonaccrual status.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan.  Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash.  When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans.  A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally nine months.

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

Index

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

Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and multi-family real estate loans – All loans in this segment are collateralized by owner-occupied and non-owner-occupied residential and multifamily real estate.   Repayment is dependent on the credit quality of the individual borrower and/or cash flow derived from the property.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Multi-family loans generally present a higher level of risk than our loans which are secured by one to four family loans.

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

Index

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

Loans consisted of the following as of June 30, 2011 (unaudited) and September 30, 2010:

	June 30, 2011	September 30, 2010
	(In thousands)
Mortgage loans:
Residential loans:
One-to-four family	$248,381	$239,257
Multi-family	64,824	47,880
Commercial real estate	68,394	67,901
Construction loans	16,960	19,384
Total mortgage loans	398,559	374,422
Consumer loans	1,871	2,113
Commercial loans	4,836	4,452
	405,266	380,987
Deferred loan origination costs (fees), net	14	(120)
Allowance for loan losses	(3,376)	(3,203)
Loans, net	$401,904	$377,664

Index

Changes in the allowance for loan losses were as follows for the three and nine months ended June 30, 2011 (unaudited) and June 30, 2010 (unaudited):

	At or For The Periods Ended June 30,
	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$3,318	$3,084	$3,203	$3,204
Provision for loan losses	120	—	340	300
Charge-offs:
Mortgage loans:
One- to four-family residential	28	—	69	78
Multi-family	—	—	—	269
Commercial real estate	11	8	46	53
Construction	—	—	—	—
Consumer loans	29	12	47	20
Commercial loans	—	—	13	26
Total charge-offs	68	20	175	446

Recoveries:
Mortgage loans:
One- to four-family residential	—	—	—	—
Multi-family	—	138	—	138
Commercial real estate	3	—	3	—
Construction	—	—	—	—
Consumer loans	2	4	4	10
Commercial loans	1	—	1	—
Total recoveries	6	142	8	148
Net charge-offs (recoveries)	62	(122)	167	298

Balance at end of period	$3,376	$3,206	$3,376	$3,206

Index

Further information pertaining to the allowance for loan losses at June 30, 2011 follows:

	Residential Loans
	One to Four Family	Multi Family Loans	Commercial Real Estate	Construction Loans	Consumer	Commercial	Total
	(Unaudited) (In thousands)
Amount of allowance for loan losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—	$—
Amount of allowance for loans not deemed to be impaired	$1,391	$698	$725	$480	$32	$50	$3,376
Loans deemed to be impaired as of June 30, 2011	$—	$—	$2,614	$1,866	$—	$—	$4,480
Loans not deemed to be impaired as of June 30, 2011	248,381	64,824	65,780	15,094	1,871	4,836	400,786
Total Loans	$248,381	$64,824	$68,394	$16,960	$1,871	$4,836	$405,266

The following is a summary of past due and non accrual loans at June 30, 2011:

	Age Analysis of Past Due Loans
	As of June 30, 2011

	30 to 59 Days	60 to 89 Days	Greater than 90 Days	Total Past Due	Total Current	Total Loans	Non-Accrual Loans
	(Unaudited) (In thousands)
One to four family	$117	$788	$2,227	$3,132	$245,249	$248,381	$2,227
Multi-family	—	—	—	—	64,824	64,824	—
Commercial real estate	844	—	—	844	67,550	68,394	—
Construction loans	—	—	—	—	16,960	16,960	—
Total mortgage loans	961	788	2,227	3,976	394,583	398,559	2,227
Consumer loans	25	32	—	57	1,814	1,871	—
Commercial loans	—	—	—	—	4,836	4,836	—
Total	$986	$820	$2,227	$4,033	$401,233	$405,266	$2,227

At June 30, 2011 (unaudited), the Company had no loans that were 90 days or more delinquent and which were accruing interest.

Index

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 follows:

Impaired Loans

	As of June 30, 2011			Nine Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Unaudited) (In thousands)
With no related allowance recorded:
Mortgage loans:
One to four family	$—	$—	$—	$729	$44
Multi family	—	—	—	—	—
Commercial real estate	2,614	2,614	—	2,431	105
Construction loans	1,866	1,866	—	1,866	68
Total mortgage loans	4,480	4,480	—	5,026	217
`Consumer loans	`	—	—	—	—
Commercial loans	—	—	—	—	—
Total impaired with no related allowance:	4,480	4,480	—	5,026	217

With a related allowance recorded:
Mortgage loans:
One to four family	—	—	—	—	—
Multi family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	—	—
Total mortgage loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Total impaired with related allowance:	—	—	—	—	—

Total impaired loans:	$4,480	$4,480	$—	$5,026	$217

Index

	At or for the year ended September 30, 2010

	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses

	(In thousands)
Loans for which there is a related allowance for credit losses	$—	$—

Loans for which there is no related allowance for credit losses	4,022	—

Totals	$4,022	$—

Average reported investment in impaired loans during the year ended September 30, 2010	$4,990

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

Index

The following table presents the Company’s loans by risk rating at June 30, 2011:

	Credit Risk Profile by Credit Worthiness Category
	As of June 30, 2011
	One to Four Family	Multi Family Loans	Commercial Real Estate	Construction Loans	Consumer	Commercial	Total Loans
	(Unaudited) (In thousands)

Pass	$244,505	$58,175	$65,071	$13,315	$1,871	$4,836	$387,773
Special Mention	993	—	—	3,645	—	—	4,638
Substandard	2,883	6,649	3,323	—	—	—	12,855
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$248,381	$64,824	$68,394	$16,960	$1,871	$4,836	$405,266

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2011 (unaudited) and September 30, 2010.

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

Index

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

The following summarizes assets measured at fair value at June 30, 2011 (unaudited) and September 30, 2010.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Unaudited) (In thousands)
Trading securities	$808	$808	$—	$—
Securities available-for-sale	25,541	—	25,541	—
Totals	$26,349	$808	$25,541	$—

	Fair Value Measurements at Reporting Date Using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In thousands)
Trading securities	$712	$712	$—	$—
Securities available-for-sale	23,596	—	23,596	—
Totals	$24,308	$712	$23,596	$—

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2011 (unaudited) and September 30, 2010, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the nine months ended June 30, 2011 (unaudited).

Index

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:
	June 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$66,606	$66,606	$113,863	$113,863
Trading securities	808	808	712	712
Available-for-sale securities	25,541	25,541	23,596	23,596
Held-to-maturity securities	6,775	6,752	-	-
Federal Home Loan Bank stock	4,339	4,339	4,339	4,339
Loans, net	401,904	404,822	377,664	373,202
Loans held for sale	—	—	260	263
Accrued interest receivable	1,524	1,524	1,589	1,589

Financial liabilities:
Deposits	390,089	390,902	390,839	391,707
Federal Home Loan Bank advances	23,000	23,667	33,000	33,987

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Company has no dilutive potential common shares for the three month or nine month period ended June 30, 2011.   The mutual to stock conversion was completed on July 6, 2010, therefore, per share earnings data are not presented for the three or nine months ended June 30, 2010.

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
	(Unaudited)
	(In thousands, except share data)

Basic:
Net Income	$711	$2,512

Weighted average common shares:	6,610,650	6,597,953

Earnings per common share - basic	$0.11	$0.38

NOTE 8 – EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 2010, the Company adopted an Employee Stock Ownership Plan (ESOP) for eligible employees. The ESOP borrowed $5.7 million from the Company and used those funds to acquire 571,320 shares, or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

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

Index

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Peoples Federal Savings Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the nine months ended June 30, 2011 (unaudited) amounted to $281,000.

Shares held by the ESOP trust at June 30, 2011 (unaudited) were as follows:

Amount
Allocated	28,566
Shares committed to be released	14,284
Unallocated shares	528,470
Total Employee Stock Ownership Plan Shares	571,320

Fair value of unallocated shares, in thousands	$7,473

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended June 30, 2011 and 2010 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Expenses

In addition to the interest expense we pay on our deposits and borrowings, the expenses the Company incurs in operating its business consist of salaries and employee benefits, occupancy, equipment expense, external processing fees, FDIC assessments, director fees and other non-interest expense.

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

Index

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

Critical Accounting Policies

Critical accounting policies are those which involve significant judgments and assessments by management and which could potentially result in materially different results under different assumptions and conditions.  As discussed in the Company’s 2010 Annual Report on Form 10-K, the Company considers the allowance for loan losses and income taxes to be our critical accounting policies.  The Company’s critical accounting policies have not changed from September 30, 2010.

Index

Comparison of Financial Condition at June 30, 2011 (unaudited) and September 30, 2010

At June 30, 2011, our total assets were $537.9 million, a decrease of $8.0 million, or 1.47%, from our total assets of $545.9 million at September 30, 2010. Loans, net increased $24.2 million, or 6.41%, to $401.9 million at June 30, 2011 from $377.7 million at September 30, 2010.   Investments in available-for-sale securities increased to $25.5 million at June 30, 2011 from $23.6 million at September 30, 2010, due primarily to the purchase of short term U.S. government and agency securities and mortgage backed securities.  At June 30, 2011, cash and due from banks totaled $66.6 million as compared to $113.9 million at September 30, 2010, representing a $47.3 million, or 41.5% decrease.   The decrease was mainly due to the funding of loan originations, the purchases of securities and bank-owned life insurance and for the repayment of long-term FHLB borrowings during the period.

Deposits decreased by $750,000, or 0.19%, to $390.1 million at June 30, 2011 from $390.8 million at September 30, 2010.  The decrease resulted in part from a decrease in money market deposit accounts to $143.2 million at June 30, 2011, from $154.5 million at September 30, 2010, offset partially by an increase in our certificates of deposit to $127.1 million at June 30, 2011 from $124.0 million at September 30, 2010.  In addition, both savings and NOW accounts increased to $47.6 and $34.4 million respectively, at June 30, 2011 as compared to $45.3 and $31.7 million respectively, at September 30, 2010.

Borrowings, consisting of FHLB advances, decreased $10.0 million to $23.0 million at June 30, 2011 from $33.0 million at September 30, 2010 as we used loan repayments and other liquidity to pay down these borrowings.

Total equity increased to $117.4 million at June 30, 2011 from $114.4 million at September 30, 2010.  The increase resulted primarily from net income of $2.5 million for the nine months ended June 30, 2011.  Other comprehensive income consisted of an increase in net unrealized gains, net of tax, on available-for-sale securities. The change in net unrealized gains or losses on securities classified as available-for-sale is affected by market interest rates and other conditions and, therefore, can fluctuate daily.  Other comprehensive income or loss does not include changes in fair value of other financial instruments reflected on the balance sheet.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and June 30, 2010 (unaudited)

General.  We recorded net income of $2.5 million for the nine months ended June 30, 2011 compared to net income of $2.5 million for the nine months ended June 30, 2010 as net interest and dividend income increased period over period to $12.2 million from $11.0 million.   Noninterest income decreased to $1.4 million for 2011 from $1.5 million for 2010.  Noninterest expense increased to $9.4 million for the nine months ended June 30, 2011 from $8.1 million for the nine months ended June 30, 2010.

Interest and Dividend Income. Total interest and dividend income decreased $443,000 to $15.5 million for the nine months ended June 30, 2011 from $15.9 million for the nine months ended June 30, 2010. Average interest-earning assets increased to $489.4 million for the 2011 period from $460.1 million for the 2010 period; however, the average yield on interest-earning assets decreased 40 basis points to 4.21% from 4.61% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $15.1 million for the nine months ended June 30, 2011 from $15.7 million for the nine months ended June 30, 2010, as the average balance of our loans increased to $392.3 million from $367.4 million but the average yield on loans decreased to 5.14% from 5.71%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $236,000 for the nine months ended June 30, 2011 from $100,000 for the nine months ended June 30, 2010, reflecting the significant increase in the average balance of such securities to $27.7 million from $4.6 million.   The average yield on such securities decreased to 1.14% for the nine months ended June 30, 2011 from 2.88% for the same period one year earlier.

Interest Expense.  Interest expense decreased $1.7 million, or 34.7%, to $3.2 million for the nine months ended June 30, 2011 from $4.9 million for the nine months ended June 30, 2010.  The decrease reflected a 50 basis point decrease in the average rate paid on deposits and borrowings in the 2011 period to 1.14%, compared to an average rate paid of 1.64% in the 2010 period, and a decrease of $23.3 million in the average balance of such deposits and borrowings to $374.4 million for the 2011 period from $397.7 million during the 2010 period.

Index

Interest expense on money market accounts decreased to $968,000 for the nine months ended June 30, 2011 from $1.7 million for the nine months ended June 30, 2010, a decrease of $701,000, or 42.0%, reflecting a $15.0 million decrease in the average balance of these accounts during the 2011 period to $144.2 million, from an average balance of $159.2 million during the year earlier period.   The average cost of these accounts decreased to 90 basis points for the nine months ended June 30, 2011 from 1.40% for the 2010 period.  Interest expense on certificates of deposit decreased to $1.4 million for the nine months ended June 30, 2011 from $1.6 million for the nine months ended June 30, 2010, as the average balance of such certificates increased to $124.0 million from $109.6 million, and the average rate paid on these certificates decreased to 1.51% for the nine months ended June 30, 2011 from 1.93% for the nine months ended June 30, 2010.  The decrease in average balances of our money market deposit accounts resulted primarily from our customers seeking higher returns in our certificate accounts which we competitively priced, while the decrease in the average cost of such money market and other deposits reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board and the lower market interest rates resulting from such cuts.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $611,000 for the nine months ended June 30, 2011 versus $1.3 million for the nine months ended June 30, 2010 due to lower average balances and rates paid on such borrowings.

Net Interest and Dividend Income.  Net interest and dividend income increased to $12.2 million for the nine months ended June 30, 2011 from $11.0 million for the nine months ended June 30, 2010. The increase was due to lower interest expense and, in part, to the increase in the average balance of our income-earning assets, including net loans, over the period, offset in part by the impact of lower market interest rates on our loan portfolio, greater than 63% of which have adjustable rates of interest.  Our interest rate spread and net interest margin both increased period to period. The interest rate spread and net interest margin were 3.07% and 3.34%, respectively, during the nine months ended June 30, 2011, compared to 2.97% and 3.19%, respectively, for the nine months ended June 30, 2010.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities increased to 130.72% during the nine months ended June 30, 2011 from 115.71% during the nine months ended June 30, 2010.  The increase in our interest rate spread, net interest margin and ratio of our average interest-earning assets to average interest-bearing liabilities all reflect lower deposit costs, reduction in outstanding FHLB advances and the deployment of the capital in our July 2010 initial public offering.

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

Based on the above factors, we recorded a $340,000 provision for loan losses for the nine months ended June 30, 2011 and a $300,000 provision for the nine months ended June 30, 2010.  The allowance for loan losses was $3.4 million or 0.84% of total loans at June 30, 2011 compared to $3.2 million, or 0.86% of total loans at June 30, 2010. Non performing assets totaled $2.2 million or 0.41% of total assets at June 30, 2011, as compared to $3.0 million or 0.54% of total assets at September 30, 2010.  Classified assets increased during the nine months ended June 30, 2011 to $12.9 million as compared to $6.7 million as of September 30, 2010. The increase in classified assets is primarily due to one lending relationship, totaling $4.9 million, collateralized by a construction loan and further collateralized by other residential properties being classified substandard during the quarter.

While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors, specifically factors related to construction loans, in the second quarter of fiscal 2011 to reflect further deterioration in the economy, slower sell out of speculative developments and other changing conditions that impact the construction loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended June 30, 2011.

Noninterest Income.  Noninterest income decreased to $1.4 million for the nine months ended June 30, 2011 from $1.5 million for the nine months ended June 30, 2010.

Index

Noninterest Expense.  Noninterest expense increased $1.3 million or 16.6%, to $9.4 million for the nine month period ended June 30, 2011 from $8.1 million for the nine month period ended June 30, 2010. The increase in noninterest expense is related in part to the increased compensation, professional fees and other costs related to operation as a public company.  The increase in noninterest expense was primarily attributable to increases in salaries and employee benefits (which increased to $6.1 million from $5.2 million), occupancy expense (which increased to $626,000 from $596,000), data processing expense (which increased to $548,000 from $468,000), professional fees (which increased to $444,000 from $313,000), advertising expense (which increased to $146,000 from $109,000), other expense (which increased to $933,000 from $715,000) and equipment expense (which increased to $320,000 from $308,000).  During the same time period, deposit insurance expense decreased to $338,000 from $358,000.

Income Tax Expense.  The provision for income taxes was $1.4 million for the nine months ended June 30, 2011 compared to $1.6 million for the nine months ended June 30, 2010, reflecting pre-tax income in the 2011 period of $3.9 million versus pre-tax income of $4.1 million for the 2010 period.  Our effective tax rate was 35.6% for the nine months ended June 30, 2011 compared to 38.6% for the nine months ended June 30, 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010 (unaudited)

General.  We recorded net income of $711,000 for the three months ended June 30, 2011 compared to net income of $779,000 for the three months ended June 30, 2010.   Net interest and dividend income increased period over period to $3.9 million from $3.6 million, and  noninterest income increased to $445,000 for the three months ended June 30, 2011 from $430,000 for the three months ended June 30, 2010.   Also impacting net income was an increase in noninterest expense which increased to $3.2 million from $2.8 million for the same time period

Interest and Dividend Income.  Total interest and dividend income decreased to $5.1 million for the three months ended June 30, 2011 from $5.2 million for the three months ended June 30, 2010. Average interest-earning assets increased to $488.3 million for the 2011 period compared to $478.9 million for the 2010 period; however, the average yield on interest-earning assets decreased to 4.18% from 4.33% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $5.0 million for three months ended June 30, 2011 from $5.1 million for the three months ended June 30, 2010.   Although the average balance of our loans increased to $396.5 million for the three month period ended June 30, 2011 from $369.9 million for the three month period ended June 30, 2010, the average yield on loans decreased to 5.03% from 5.53%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $93,000 for the three months ended June 30, 2011 from $30,000 for the three months ended June 30, 2010, reflecting the significant increase in the average balance of such securities to $30.4 million from $7.4 million.   The average yield on such securities decreased to 1.23% for the quarter ended June 30, 2011 from 1.63% for the quarter ended June 30, 2010.

Interest Expense.  Interest expense decreased $482,000, or 31.3%, to $1.1 million for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2011 period to 1.15%, compared to an average rate paid of 1.53% in the 2010 period.  In addition, the average balance of such deposits and borrowings decreased $34.4 million to $369.5 million for the 2011 quarter versus $403.9 million during the 2010 quarter.

Interest expense on money market accounts decreased to $341,000 for the quarter ended June 30, 2011 from $531,000 for the quarter ended June 30, 2010, a decrease of $190,000, or 35.8%, reflecting a $25.4 million decrease in the average balance of these accounts during the June 30, 2011 quarter to $139.7 million, from an average balance of $165.1 million during the quarter ended June 30, 2010. The average cost of these accounts decreased to 0.98% for the quarter ended June 30, 2011 from 1.29% for the 2010 quarter.  Interest expense on certificates of deposit decreased to $453,000 for the three months ended June 30, 2011 from $489,000 for the three months ended June 30, 2010, as the average balance of such certificates increased to $124.3 million from $110.3 million, but the average rate paid on these certificates decreased to 1.46% for the quarter ended June 30, 2011 from 1.77% for the quarter ended June 30, 2010.  The increase in the average balance of our certificates of deposit resulted primarily from our customers seeking higher returns in these accounts which we competitively priced, while the decrease in the average cost of such money market and other deposits reflected lower market interest rates.

Index

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, were $183,000 for the quarter ended June 30, 2011 versus $443,000 for the year earlier period, reflecting a lower average balance of borrowings during the 2011 period.

Net Interest and Dividend Income.  Net interest and dividend income increased to $4.0 million for the three months ended June 30, 2011 from $3.6 million for the three months ended June 30, 2010. The increase in net interest income in the quarter ended June 30, 2011 was positively impacted by lower market interest rates on our deposits, offset in part by the impact of lower market interest rates on our loan portfolio, greater than 63% of which have adjustable rates of interest and the change in the overall mix of our interest-earning assets.  Our interest rate spread and net interest margin both increased period to period. The interest rate spread and net interest margin were 3.03% and 3.31%, respectively, during the quarter ended June 30, 2011, compared to 2.80% and 3.04%, respectively, for the 2010 quarter.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 132.14% during the quarter ended June 30, 2011 from 118.57% during the quarter ended June 30, 2010.  The increase in our average interest-earning assets to average interest-bearing liabilities reflects the deployment of a portion of the proceeds of the July 2010 initial public offering into interest earning assets, and a reduction in both deposits and Federal Home Loan Bank advances during the three months ended June 30, 2011.

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

Based on the above factors, we recorded a provision for loan losses of $120,000 for the three months ended June 30, 2011 as compared to a $0 provision for loan losses for the three months ended June 30, 2010.  The allowance for loan losses was $3.4 million, or 0.84%, of total loans at June 30, 2011 compared to $3.2 million, or 0.86%, of total loans at June 30, 2010.  Non performing assets totaled $2.2 million or 0.41% of total assets at June 30, 2011, as compared to $3.0 million or 0.54% of total assets at June 30, 2010.  Classified loans increased during the quarter ended June 30, 2011 to $12.9 million as compared to $6.6 million as of June 30, 2010. The increase in classified loans is primarily due to one lending relationship, totaling $4.9 million, collateralized by a construction loan and further collateralized by other residential properties being classified substandard during the quarter.

While we used the same methodology in assessing the allowances for both periods, we increased the impact of qualitative factors, specifically factors related to construction loans in the second quarter of fiscal 2011 to reflect further deterioration in the economy, slower sell out of speculative developments and other changing conditions that impact the construction loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2011.

Noninterest Income.  Noninterest income increased to $445,000 for the three months ended June 30, 2011 from $430,000 for the three months ended June 30, 2010.  The increase in noninterest income was due to increases in loan servicing fees (which increased to $25,000 from $24,000), income derived from bank-owned life insurance (which increased to $157,000 from $102,000) and other income (which increased to $46,000 from $5,000).  The increases in the June 30, 2011 period were offset by a decrease in customer service fees (which decreased to $204,000 from 208,000) and a decrease in the gain on the sale of mortgage loans (which decreased to $13,000 from $91,000).

Noninterest Expense.  Noninterest expense increased $354,000, or 12.6%, to $3.2 million for the three month period ended June 30, 2011 from $2.8 million for the three month period ended June 30, 2010. The increase in noninterest expense was primarily attributable to increases in salaries and employee benefits (which increased to $2.1 million from $1.8 million), equipment expense (which increased to $107,000 from $102,000), advertising expense (which increased to $83,000 from $35,000) data processing fees (which increased to $172,000 from $120,000), and other expense (which increased to $304,000 from $251,000).  These increases were partially offset by decreases in deposit insurance expense (which decreased to $96,000 from $165,000), occupancy expense (which decreased to $187,000 from $192,000), and professional fees expense (which decreased to $114,000 from $129,000).

Index

Income Tax Expense.  The provision for income taxes was $493,000 for the three months ended June 30, 2011 compared to $478,000 for the three months ended June 30, 2010, reflecting pre-tax income in the 2011 quarter of $1.2 million versus pre-tax income of $1.3 million for the 2010 quarter.  Our effective tax rate was 40.9% for the three months ended June 30, 2011 compared to 38.0% for the three months ended June 30, 2010.

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

	For the Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans	$396,447	$4,981	5.03%	$369,928	$5,113	5.53%
Taxable securities	30,353	93	1.23%	7,382	30	1.63%
Other interest-earning assets	57,179	25	0.17%	97,247	36	0.15%
FHLB of Boston stock	4,339	4	0.37%	4,339	-	0.00%
Total interest-earning assets	488,318	5,103	4.18%	478,896	5,179	4.33%
Noninterest-earning assets	42,205			29,538
Total assets	$530,523			$508,434

Interest-bearing liabilities:
Savings deposits	$47,740	64	0.54%	$45,759	62	0.54%
Money market	139,692	341	0.98%	165,101	531	1.29%
NOW accounts	34,783	17	0.20%	32,530	15	0.18%
Certificates of deposit	124,317	453	1.46%	110,265	489	1.77%
Total deposits	346,532	875	1.01%	353,655	1,097	1.24%
Federal Home Loan Bank advances	23,000	183	3.18%	50,253	443	3.53%
Total interest-bearing liabilities	369,532	1,058	1.15%	403,908	1,540	1.53%
Demand deposits	35,954			44,369
Noninterest-bearing liabilities	7,995			7,182
Total liabilities	413,481			455,459
Stockholders’ equity	117,042			52,975
Total liabilities and stockholders’ equity	$530,523			$508,434

Net interest income		$4,045			$3,639
Net interest rate spread (2)			3.03%			2.80%
Net interest-earning assets (3)	$118,786			$74,988
Net interest margin (4)			3.31%			3.04%
Average interest-earning assets to interest-bearing liabilities	132.14%			118.57%

(1)	Yields are annualized.
(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index

	For the Nine Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans	$392,337	$15,116	5.14%	$367,420	$15,730	5.71%
Taxable securities	27,673	236	1.14%	4,627	100	2.88%
Other interest-earning assets	65,038	99	0.20%	83,732	71	0.11%
FHLB of Boston stock	4,339	7	0.22%	4,339	---	0.00%
Total interest-earning assets	489,387	15,458	4.21%	460,118	15,901	4.61%
Noninterest-earning assets	44,224			31,855
Total assets	$533,611			$491,973

Interest-bearing liabilities:
Savings deposits	$46,723	178	0.51%	$45,139	268	0.79%
Money market	144,163	968	0.90%	159,180	1,669	1.40%
NOW accounts	33,790	47	0.19%	31,059	43	0.18%
Certificates of deposit	124,040	1,408	1.51%	109,580	1,586	1.93%
Total deposits	348,716	2,601	0.99%	344,958	3,566	1.38%
Federal Home Loan Bank advances	25,659	611	3.17%	52,700	1,335	3.38%
Total interest-bearing liabilities	374,375	3,212	1.14%	397,658	4,901	1.64%
Demand deposits	35,138			34,981
Noninterest-bearing liabilities	8,019			7,090
Total liabilities	417,532			439,729
Stockholders’ equity	116,079			52,244
Total liabilities and stockholders’ equity	$533,611			$491,973

Net interest income		$12,246			$11,000
Net interest rate spread (2)			3.07%			2.97%
Net interest-earning assets (3)	$115,012			$62,460
Net interest margin (4)			3.34%			3.19%
Average interest-earning assets to interest-bearing liabilities	130.72%			115.71%

(1)	Yields are annualized.
(2)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index

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

	Three Months Ended June 30, 2011 vs. 2010			Nine Months Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

Interest-earning assets:
Loans	$491	$(623)	$(132)	$1,291	$(1,905)	$(614)
Taxable securities	68	(5)	63	155	(19)	136
Tax-exempt securities	—	—	—	---	—	---
Other interest-earning assets	(20)	9	(11)	(11)	39	28
FHLB of Boston stock	—	4	4	---	7	7

Total interest-earning assets	539	(615)	(76)	1,435	(1,878)	(443)

Interest-bearing liabilities:
Savings deposits	3	(1)	2	10	(100)	(90)
Money market	(74)	(116)	(190)	(146)	(555)	(701)
NOW accounts	1	1	2	4	---	4
Certificates of deposit	90	(126)	(36)	280	(458)	(178)
Total deposits	20	(242)	(222)	148	(1,113)	(965)

FHLB of Boston advances	(221)	(39)	(260)	(648)	(76)	(724)

Total interest-bearing liabilities	(201)	(281)	(482)	(500)	(1,189)	(1,689)

Change in net interest income	$740	$(334)	$406	$1,935	$(689)	$1,246

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $66.6 million.  Securities classified as available for sale provide additional sources of liquidity.  On June 30, 2011, we had $23.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $92.0 million from the Federal Home Loan Bank of Boston.

At June 30, 2011, we had $34.3 million in loan commitments outstanding, which consisted of $3.1 million of real estate loan commitments, $17.6 million in unused home equity lines of credit, $4.8 million in commercial real estate, $4.0 million in construction loan commitments, $4.3 million in commercial lines of credit commitments and $613,000 in consumer loan commitments.  Certificates of deposit due within one year of June 30, 2011 totaled

Index

$96.1 million, or 76.0% of certificates of deposit.  This percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit as of June 30, 2011.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.   The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well-capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

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

PEOPLES FEDERAL BANCSHARES, INC.

Date: August 12, 2011
Maurice H. Sullivan, Jr.
Chief Executive Officer

Date: August 12, 2011
Christopher Lake
Senior Vice President and Chief Financial Officer