Form 10-Q/A
period 2011-06-30
Peoples Federal Bancshares, Inc.
filed 2011-08-18
CIK 1485964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
YES ☒      NO ☐.

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

Explanatory Note

This Form 10Q/A amends the Quarterly Report on Form 10-Q of Peoples Federal Bancshares, Inc. for the quarterly period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 12, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than furnishing the exhibit described above.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The interactive data files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Peoples Federal Bancshares, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

PEOPLES FEDERAL BANCSHARES, INC.

Date: August 18, 2011	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chief Executive Officer

Date: August 18, 2011	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer

Peoples Federal Bancshares, Inc.

Form 10-Q/A

Part II.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Extension Calculation Linkbase**

101.DEF	XBRL Extension Definition Linkbase**

101.LAB	XBRL Extension Labels Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**
_______

*	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q on August 12, 2011.

**	Furnished, not filed, herewith.