Form 10-K
period 2011-09-30
Peoples Federal Bancshares, Inc.
filed 2011-12-13
CIK 1485964

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission File Number: 0-51856

PEOPLES FEDERAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-2814821 (I.R.S. Employer Identification No.)
435 Market Street, Brighton, Massachusetts (Address of principal executive offices)	02135 (Zip Code)

(617) 254-0707
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the closing price of the Registrant's shares of common stock as of March 31, 2011, the last business day of the registrant's second fiscal quarter was approximately $80.7 million.

         The number of shares outstanding of the registrant's common stock as of November 30, 2011 was 6,855,825.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the Registrant's 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1.    BUSINESS

Peoples Federal Bancshares, Inc.

        Peoples Federal Bancshares, Inc. (the "Company") is a Maryland corporation that owns 100% of the common stock of Peoples Federal Savings Bank ("Peoples Federal" or the "Bank"). The Company was incorporated in March 2010 to become the holding company of the Bank in connection with Peoples Federal's mutual to stock conversion. On July 6, 2010 we completed our initial public offering of common stock in connection with Peoples Federal's mutual-to-stock conversion, selling 6,612,500 shares of common stock at $10.00 per share and raising $66.1 million of gross proceeds. In addition, we issued 529,000 shares of our common stock to the Peoples Federal Savings Bank Charitable Foundation. At September 30, 2011, we had consolidated assets of $554.2 million, consolidated deposits of $412.6 million and consolidated stockholders' equity of $115.7 million.

        Other than holding the common stock of the Bank and the common stock of Peoples Funding Corporation, a Massachusetts corporation that was formed by the Company for the sole purpose of making a loan to Peoples Federal's Employee Stock Ownership Plan, the Company has not engaged in any business to date.

        As a savings and loan holding company registered under the Home Owners' Loan Act, the Company is authorized to pursue any business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See "Supervision and Regulation—Holding Company Regulation" for a discussion of the activities that are permitted for savings and loan holding companies. We may also borrow funds for reinvestment in Peoples Federal.

        Our executive offices are located at 435 Market Street, Brighton, Massachusetts 02135. Our telephone number at this address is (617) 254-0707. Our website address is www.pfsb.com. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Peoples Federal

        Peoples Federal's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans and construction loans and investment securities. To a much lesser extent, we also originate consumer loans and commercial business loans. The Bank offers a variety of deposit accounts, including passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and IRAs.

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

Available Information

        The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an

Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

        Our website address is www.pfsb.com. Information on our website is not incorporated into, and should not be considered a part of, this annual report.

Stock Conversion

        On July 6, 2010, in accordance with its Plan of Conversion, Peoples Federal MHC, the Bank's former federally chartered mutual holding company, converted from a mutual to a stock company. In connection with the conversion, the Company sold 6,612,500 shares of common stock at an offering price of $10.00 per share and additionally issued 529,000 shares of company stock, equal to 8% of the shares sold in the stock offering, to the Peoples Federal Savings Bank Charitable Foundation, a charitable foundation that was established in connection with the conversion and which provides funding to support charitable causes and community development activities in the communities served by the Company. The Company's stock began trading on July 7, 2010, on the NASDAQ Capital Market, under the symbol "PEOP."

Market Area

        The Bank's lending activities are concentrated primarily in the Boston metropolitan area and eastern Massachusetts. We conduct our operations from our seven full-service branch offices located in Brighton, Allston, West Roxbury and Jamaica Plain, in Suffolk County, Massachusetts, Brookline and Norwood, in Norfolk County, Massachusetts and West Newton in Middlesex County, Massachusetts. The Bank considers Suffolk County, Norfolk County and portions of Middlesex County, Massachusetts as our primary market area for deposits and lending.

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

        Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in Middlesex, Norfolk and Suffolk Counties, Massachusetts. As of June 30, 2011 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), there were 54 banks and thrift institutions with offices in Middlesex County, Massachusetts, 45 banks and thrift institutions with offices in Norfolk County, Massachusetts and 41 banks and thrift institutions with offices in Suffolk County, Massachusetts. At June 30, 2011 we had less than a 1.0% market share in all of the communities in which we operate.

        The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

 Lending Activities

        The Bank's primary lending activity is the origination of one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans and construction loans. To a much lesser extent, we also originate consumer loans and commercial business loans.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at September30:

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One-to four-family residential(1)(2)	$253,872	61.8%	$239,257	62.8%	$237,429	64.9%	$249,833	66.3%	$170,050	58.8%
Multi-family	61,881	15.1	47,880	12.6	40,966	11.2	46,659	12.4	44,830	15.5
Commercial real estate	71,668	17.4	67,901	17.8	63,861	17.4	54,062	14.4	53,691	18.6
Construction	14,297	3.5	19,384	5.1	16,536	4.5	18,890	5.0	13,777	4.8
Consumer loans	4,583	1.1	2,113	0.5	2,523	0.7	2,239	0.6	2,418	0.8
Commercial loans	4,448	1.1	4,452	1.2	4,830	1.3	4,998	1.3	4,293	1.5

Total loans	410,749	100.0%	380,987	100.0%	366,145	100.0%	376,681	100.0%	289,059	100.0%

Deferred loan costs (fees), net	45		(120)		(274)		(164)		(839)
Allowance for loan losses	(3,371)		(3,203)		(3,204)		(3,208)		(3,314)

Total loans, net	$407,423		$377,664		$362,667		$373,309		$284,906

(1)
Includes $16.4 million, $20.1 million; $19.8 million; $19.8 million and $18.8 million of home equity loans and lines of credit at September 30, 2011, 2010, 2009, 2008 and 2007, respectively.

(2)
Includes $131.2 million, $122.2 million, $108.2 million and $111.5 million of loans collateralized by non-owner occupied properties, all of which were located in our market area, at September 30, 2011, 2010, 2009 and 2008, respectively.

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-family Residential		Multi-family		Commercial Real Estate		Construction Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2012	$459	4.63%	$—	—%	$2,518	6.23%	$14,098	4.83%
2013	686	5.70	44	7.38	2,538	4.72	199	5.42
2014	981	5.43	126	5.05	124	7.34	—	—
2015 to 2016	2,027	5.64	690	5.47	335	5.32	—	—
2017 to 2021	14,524	5.19	5,801	4.77	4,103	3.66	—	—
2022 to 2026	48,320	4.49	5,287	3.79	10,566	4.97	—	—
2027 and beyond	186,875	4.79	49,933	4.28	51,484	5.46	—	—

Total	$253,872	4.77%	$61,881	4.30%	$71,668	5.29%	$14,297	4.84%

	Consumer Loans		Commercial Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2012	$72	8.08%	$973	4.21%	$18,120	5.00%
2013	225	7.95	180	7.10	3,872	5.26
2014	320	7.44	606	5.93	2,157	5.96
2015 to 2016	647	6.81	706	5.52	4,405	5.74
2017 to 2021	2,995	4.37	1,208	6.18	28,631	4.84
2022 to 2026	78	5.93	684	5.16	64,935	4.52
2027 and beyond	246	17.09	91	17.35	288,629	4.84

Total	$4,583	5.87%	$4,448	5.72%	$410,749	4.81%

        The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012.

	Due After September 30, 2012
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to four-family residential	$116,877	$136,536	$253,413
Multi-family	10,747	51,134	61,881
Commercial real estate	8,208	60,942	69,150
Construction	—	199	199
Consumer loans	4,137	374	4,511
Commercial loans	2,061	1,414	3,475

Total loans	$142,030	$250,599	$392,629

        One- to Four-Family Residential Mortgage Loans.    At September 30, 2011, $253.9 million, or 61.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years.

        One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000, but is $523,750 for single-family homes located in the Boston metropolitan area. The Bank also originates loans above this amount, which are referred to as "jumbo loans." The Bank's maximum loan amount for these loans is generally $3.5 million. The Bank generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. Much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties, all of which are classified as one- to four-family residential mortgage loans.

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

        The Bank does not offer "interest only" mortgage loans on one- to four-family residential properties nor does the Bank offer loans that provide for negative amortization of principal, such as "Option ARM" loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. Additionally, the Bank generally does not offer "subprime loans" (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). Although the Bank participates in Fannie Mae's Expanded Approval program and Freddie Mac's A Minus program, which previously did not require income verification, our practice is to still verify income for these types of loans, as well as for all mortgage loans that we make.

        Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower's primary residence, secondary residence or one- to four-family investment properties. Home equity lines of credit have a maximum term of 20 years and are originated with adjustable rates of interest that are based, generally, upon the Prime Rate. The borrower is permitted to draw against the line during the initial 10 years of the line. Our home equity loans are originated with fixed rates of interest with terms of up to 15 years.

        Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. For a borrower's primary residence, home equity loans may be originated with loan-to-value ratios of up to 75% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences and investment properties is 70%, when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit when the aggregate loan amount exceeds 75% of the property's tax assessed value or when the home equity loan or line of credit is $250,000 or greater. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. We generally impose a limitation of $250,000 on a home equity line of credit and may exceed such limitation on a case by case basis. At September 30, 2011 our largest home equity line of credit was for $780,000 and had a zero outstanding balance. At September 30, 2011 this loan was performing in accordance with its repayment terms.

        Multi-Family Real Estate Loans.    The Bank originates multi-family real estate loans with either fixed rates (up to 15 years) or adjustable rates (up to 30 years) with initial principal balances of up to $4.0 million and with a maximum loan to value ratio of 75%. Additionally, in evaluating a proposed multi-family real estate loan, the Bank will emphasize the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from multi-family real estate borrowers. At September 30, 2011, $61.9 million, or 15.1% of our total loan portfolio, consisted of multi-family real estate loans.

        Appraisals on properties securing multi-family real estate loans are performed by an outside independent appraiser designated by us or internal evaluations, where permitted by regulation. All appraisals on multi-family real estate loans are reviewed by our management. Our underwriting procedures include considering the borrower's expertise and require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

        The borrower's financial information on multi-family loans is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. The Bank requires such borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the principals of our corporate borrowers.

        Multi-family real estate loans generally present a higher level of risk than our loans which are secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

        At September 30, 2011, our largest multi-family real estate loan had a balance of $4.7 million and was secured by a 44-unit apartment building in our primary market area. At September 30, 2011, this loan was performing in accordance with its repayment terms. At September 30, 2011, we had one multi-family loan that was between 30-89 days delinquent with a balance of $186,000.

        Commercial Real Estate Loans.    At September 30, 2011, $71.7 million, or 17.4% of our total loan portfolio, consisted of commercial real estate loans, which we define as loans that are secured by properties that are occupied primarily (50% or more) by commercial entities. Similar to our multi-family lending, we will originate commercial real estate loans with either fixed rates (up to 15 years) or adjustable rates (up to 30 years), with initial principal balances of up to $4.0 million with a maximum loan to value ratio of 75%.

        In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of the property's appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

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

        Repayment of commercial real estate loans is normally expected from the property's eventual rental income, income from the borrower's operating entity, the personal resources of the guarantor, or the sale of the subject property.

        Construction Loans.    The Bank also originates construction loans for one- to four-family residential properties, multi-family properties and commercial properties. As of September 30, 2011, $14.3 million, or 3.5% of our total loan portfolio, consisted of construction loans, $12.2 million of which were secured by one- to four-family residential real estate and $2.1 million of which were secured by multi-family real estate. As of September 30, 2011, the Bank did not have any construction loans which were secured by commercial real estate.

        The Bank grants construction loans for commercial properties, including commercial "mixed-use" buildings and homes built by developers on speculative, undeveloped property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% loan-to-completed-appraised-value ratio. Repayment of construction loans on residential properties is normally expected from the property's eventual rental income, income from the borrower's operating entity, the personal resources of the guarantor, or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank typically provides the permanent mortgage financing on our construction loans on income-producing property.

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

        Consumer Loans.    The Bank's consumer lending has been quite limited. At September 30, 2011, we had $4.6 million of consumer loans outstanding, representing 1.1% of the total loan portfolio. Consumer loans consist of loans secured by deposits, auto loans, overdraft lines of credit and various personal installment loans. The Bank offers a reduced interest rate on certain consumer loans for those customers who direct us to make automatic withdrawals from their Peoples Federal Savings Bank accounts for the monthly payments on their consumer loans.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At September 30, 2011, we had $38,000 of consumer loans that were non-performing.

        Commercial Loans.    The Bank originates commercial term loans and variable lines of credit to small- and medium-sized companies in our primary market area. The Bank's commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. These loans are secured by business assets other than real estate, such as business equipment and inventory or accounts receivable. The commercial business loans that are offered are floating-rate loans indexed to the prime rate as published in The Wall Street Journal and fixed-rate loans with terms ranging from one to seven years. The commercial business loan portfolio consists primarily of secured loans.

        At September 30, 2011, we had $4.5 million of commercial business loans outstanding, representing 1.1% of the total loan portfolio.

        When making commercial business loans, the Bank considers the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

        Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

        At September 30, 2011, our largest commercial business loan outstanding was a $455,000 line of credit secured by construction equipment. At September 30, 2011, this loan was performing in accordance with its terms.

Loan Underwriting Risks

        Adjustable-Rate Loans.    While the Bank anticipates that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also could be adversely affected in a higher interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

        Multi-family and Commercial Real Estate Loans.    Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, the Bank considers and reviews a global cash flow analysis of the borrower and considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

        Construction Loans.    Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and/or cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the building. Also, the Bank may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment. If the Bank is forced to foreclose on such a building before or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

        Consumer Loans.    Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower's continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

        Loan Originations, Purchases and Sales.    Loan originations come from a number of sources. The primary source of loan originations is existing customers, walk-in traffic, advertising and referrals from customers. Occasionally, the Bank sells loans that it has originated. The decision to sell loans is based on prevailing market interest rate conditions and interest rate management.

        We also purchase whole loans or participation loans to supplement our lending portfolio. Whole loans purchased totaled $68.3 million at September 30, 2011. The Bank performs our own underwriting analysis on each loan purchased using the same standards used for similar loans originated.

        Loan participations that we purchased totaled $12.4 million at September 30, 2011. Loan participations are also subject to the same credit analysis and loan approvals as loans the Bank originates. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates. However, as with purchased loans, the Bank does not service purchased participation loans. Thus, with respect to purchased loans and participations, the Bank is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

        The following table shows our loan originations, loan purchases and principal repayment activity for loans originated for our portfolio during the periods indicated. Loans are presented net of loans in process. The following table does not reflect loans that are originated for sale to Freddie Mac.

	Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Total loans at beginning of period	$380,987	$366,145	$376,681	$289,059	$286,633
Loans originated:
Mortgage loans:
One-to four-family residential	76,569	30,717	32,696	23,385	21,209
Multi-family	20,776	2,664	4,411	4,076	10,790
Commercial real estate	12,777	11,960	14,522	5,858	18,681
Land	—	—	—	—	450
Construction	11,862	16,389	11,785	12,775	9,853

Total mortgage loans	121,984	61,730	63,414	46,094	60,983
Consumer loans	1,321	1,084	1,417	1,166	1,276
Home equity and lines of credit	3,510	9,585	9,349	9,680	7,669
Commercial loans	8,198	1,078	610	2,777	2,066

Total loans originated	135,013	73,477	74,790	59,717	71,994

Purchases
One-to four-family residential	31,071	35,716	—	78,034	7,849
Consumer loans	2,804	—	—	—	—

Total loans purchased	33,875	35,716	—	78,034	7,849

Total loans originated and purchased	168,888	109,193	74,790	137,751	79,843
Deduct;
Principal repayments	(139,126)	(94,351)	(85,326)	(50,129)	(77,417)

Net loan activity	29,762	14,842	(10,536)	87,622	2,426

Total loans at end of period	$410,749	$380,987	$366,145	$376,681	$289,059

        Loan Approval Procedures and Authority.    The Bank's lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower's ability to repay the loan and the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank reviews the borrower's employment and credit history and information on the historical and projected income and expenses of the borrower. The Bank requires "full documentation" on all loan applications.

        The Bank's policies and loan approval limits are established by the board of directors. Aggregate lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of $1.0 million require the approval of the President and the Chief Executive Officer and are then ratified by the Investment Committee and the board of directors.

        The Bank requires appraisals of all real property securing one- to four-family residential mortgage loans, multi-family loans and commercial real estate loans. In limited circumstances, the use of a detailed appraisal may be waived by the Chief Lending Officer, the President or the Chief Executive Officer of the Bank for loans where new money borrowed is less than $250,000. All appraisers are independent, state-licensed or state-certified appraisers and are approved by the board of directors annually.

        Loans to One Borrower.    The maximum amount the Bank may lend to one borrower and the borrower's related entities is limited, by regulation, to generally 15% of its unimpaired capital and surplus. At September 30, 2011, Peoples Federal's regulatory limit on loans to one borrower was $12.6 million. At that date, the Bank's largest lending relationship was $8.4 million and was secured by real property. This relationship consists of 31 real estate mortgage loans, each of which was performing in accordance with its original terms at September 30, 2011.

        Loan Commitments.    The Bank issues commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, these loan commitments expire after 60 days.

Asset Quality

        When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment notice is generated and mailed to the borrower. For those borrowers who are seldom late in payment and for new customers of the Bank, we will attempt personal, direct contact with the borrower to determine when payment will be made. On the first day of the following month, we mail a letter reminding the borrower of the delinquency and will attempt to contact the borrower by telephone. If no contact is made, a property inspection is made to determine the condition of the property. Thereafter we will send an additional letter when a loan is 60 days or more past due, and thereafter approximately every 30 days during such delinquency. By the 60th day of delinquency, unless the borrower has made arrangements to bring the loan current on its payments, we will refer the loan to legal counsel to commence foreclosure proceedings. Upon the recommendation of Chief Lending Officer or the President we may shorten these time frames. Upon board of directors approval, foreclosure activity is initiated by our counsel once a loan is 90 days delinquent. If necessary, subsequent late charges are issued and the account will be monitored on a regular basis thereafter.

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

        Non-Performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to four-family residential	$2,541	$1,954	$1,632	$2,009	$1,020
Multi-family	—	—	258	—	—
Commercial real estate	671	225	1,911	—	—
Construction	—	—	1,540	1,500	206
Consumer loans	38	1	—	—	13
Commercial loans	—	—	—	47	16

Total non-performing loans	3,250	2,180	5,341	3,556	1,255

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
One-to four-family residential	—	—	384	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	—	1

Total loans delinquent 90 days or greater and still accruing	—	—	384	—	1

Total non-performing loans	3,250	2,180	5,725	3,556	1,256

Other real estate owned	—	795	—	—	—

Total non-performing assets(1)	$3,250	$2,975	$5,725	$3,556	$1,256

Ratios:
Non-performing loans to total loans	0.79%	0.57%	1.56%	0.94%	0.43%
Non-performing assets to total assets	0.59%	0.54%	1.19%	0.81%	0.35%

(1)
Includes $3.3 million, $2.1 million, $5.3 million, $2.9 million and $1.2 million of substandard assets at September 30, 2011, 2010, 2009, 2008 and 2007, respectively. See—Classification of Assets.

        For the fiscal year ended September 30, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $132,000. Interest income recognized on such loans for the fiscal year ended September 30, 2011 was $122,000.

        Troubled Debt Restructurings.    We periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. At September 30, 2011 we had $3.8 million of troubled debt restructurings related to a commercial real estate loan collateralized by a property in our market area that management believes is more than adequately collateralized at September 30, 2011.

        Delinquent Loans.    The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
Mortgage loans:
One-to four-family residential	8	$1,140	15	$2,541	23	$3,681
Multi-family	1	186	—	—	1	186
Commercial real estate	2	2,053	1	671	3	2,724
Construction	—	—	—	—	—	—
Consumer loans	6	16	2	38	8	54
Commercial loans	—	—	—	—	—	—

Total loans	17	$3,395	18	$3,250	35	$6,645

At September 30, 2010
Mortgage loans:
One-to four-family residential	12	$1,483	10	$1,954	22	$3,437
Multi-family	1	207	—	—	1	207
Commercial real estate	4	3,291	1	225	5	3,516
Construction	—	—	—	—	—	—
Consumer loans	9	34	1	1	10	35
Commercial loans	1	2	—	—	1	2

Total loans	27	$5,017	12	$2,180	39	$7,197

At September 30, 2009
Mortgage loans:
One-to four-family residential	10	$1,720	8	$2,016	18	$3,736
Multi-family	1	226	1	258	2	484
Commercial real estate	1	642	2	1,911	3	2,553
Construction	—	—	1	1,540	1	1,540
Consumer loans	6	31	—	—	6	31
Commercial loans	1	1	—	—	1	1

Total loans	19	$2,620	12	$5,725	31	$8,345

At September 30, 2008
Mortgage loans:
One-to four-family residential	5	$456	11	$2,009	16	$2,465
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	1	1,500	1	1,500
Consumer loans	5	14	—	—	5	14
Commercial loans	1	2	1	47	2	49

Total loans	11	$472	13	$3,556	24	$4,028

At September 30, 2007
Mortgage loans:
One-to four-family residential	15	$2,174	5	$1,020	20	$3,194
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	1	206	1	206
Consumer loans	11	25	3	13	14	38
Commercial loans	1	50	3	17	4	67

Total loans	27	$2,249	12	$1,256	39	$3,505

        Other Real Estate Owned.    Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. As of September 30, 2011 the Bank had $0 in other real estate owned. As of September 30, 2010 the Bank had $795,000 in other real estate owned. As of September 30, 2009, 2008, and 2007, the Bank had no other real estate owned.

        Classification of Assets.    Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of September 30, 2011, we had $4.0 million of assets designated as special mention.

        We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by the Bank's principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

        The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) as of September 30, 2011, 2010, 2009, 2008 and 2007. The classified assets total at September 30, 2010 includes $3.3 million of nonperforming loans.

	At September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Classified assets:
Substandard	$12,569	$6,678	$6,223	$3,150	$1,745
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified assets	12,569	6,678	6,223	3,150	1,745
Special mention	4,036	4,452	4,754	2,735	1,788

Total criticized assets	$16,605	$11,130	$10,977	$5,885	$3,533

        At September 30, 2011, we had $12.6 million of substandard assets, of which $4.7 million were commercial real estate loans, $4.6 million were multi-family mortgage loans , $2.8 million were one- to four-family residential mortgage loans and $499,000 were commercial loans. At September 30, 2011, we had assets designated special mention totaling $4.0 million. These special mention assets consisted of

$3.3 million secured by loan construction loan projects and $741,000 secured by one to four family residential loans.

        Allowance for Loan Losses.    We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

  (1)
  specific allowances established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan's observable market price, if any, or the fair value of the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Specific allowances are based on the present value of expected cash flows if the loan is not collateral dependent. Impaired loans for which the estimated fair value of the loan, or the loan's observable market price or the fair value of the underlying collateral if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

  (2)
  general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

        Historically, we have experienced limited loan losses and, therefore, have relied on industry data and our assessed risks to determine loss factors for calculating our allowance for loan losses. More recently, as we have experienced increased loan losses, we have utilized our own historical loss experience in determining applicable portions of the allowance for loan losses. During the fiscal year ended September 30, 2011, we have continued to use the same methodology in our calculation of the required allowance for loan losses. See "—Comparison of Operating Results for the Fiscal Years Ended September 30, 2011 and 2010—Provision for Loan Losses."

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

        In addition, changes in interest rates can affect the fair values of our financial instruments. During the fiscal year ended September 30, 2011, decreases in market interest rates were the primary factor in the increases in the fair values of our loans, deposits and Federal Home Loan Bank advances when compared to the carrying values on our financial statements. For additional information, see Note 11 to our Consolidated Financial Statements.

        The following table sets forth the Bank's percent of allowance by loan segment and the percent of the loans to total loans in each of the segments listed at the dates indicated. The allowance for loan losses allocated to each segment is not necessarily indicative of future losses in any particular segment and does not restrict the use of the allowance to absorb losses in other segments:

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One-to four-family residential	$1,550	61.8%	$1,481	62.8%	$1,726	64.9%	$1,738	66.3%	$1,775	58.8%
Multi-family	601	15.1	502	12.6	357	11.2	332	12.4	366	15.5
Commercial real estate	670	17.4	684	17.8	438	17.4	415	14.4	451	18.6
Construction	292	3.5	340	5.1	219	4.5	282	5.0	226	4.8
Consumer loans	91	1.1	42	0.5	38	0.7	35	0.6	37	0.8
Commercial loans	40	1.1	40	1.2	127	1.3	127	1.3	107	1.5
Unallocated	127	—	114	—	299	—	279	—	352	—

Total allowances	$3,371	100.0%	$3,203	100.0%	$3,204	100.0%	$3,208	100.0%	$3,314	100.0%

        During fiscal year ended September 30, 2011, management evaluated and modified some of the qualitative factors associated with the mortgage loan and consumer loan portfolios. In particular, management modified the qualitative factors associated with the one-to four-family residential, multi-family and commercial real estate segments based upon increased originations and changing economic factors. Management also modified the qualitative factors associated with consumer loans based upon the increase in purchased indirect automobile loans.

Investment Activities

        The Bank has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Government-sponsored enterprises and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, the Bank also may invest a portion of its assets in corporate securities and mutual funds. The Bank also is required to maintain an investment in Federal Home Loan Bank of Boston stock.

        Peoples Federal's investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The Bank's board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. The Chief Executive Officer and Chief Financial Officer are responsible for implementation of the investment policy and monitoring the Bank's investment performance. The board of directors of the Bank reviews the status of the investment portfolio on a quarterly basis, or more frequently if warranted.

        Securities.    At September 30, 2011, our securities portfolio consisted of United States agency securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae and had a fair market value of $48.4 million, or 8.7% of assets, and an amortized cost of $48.1 million. At September 30, 2011, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. At September 30, 2011, we held no common or preferred stock of Fannie Mae or Freddie Mac. See "Management's Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities" for a discussion of the recent performance of our securities portfolio.

        The following table sets forth the amortized cost and estimated fair value of our securities portfolios (excluding Federal Home Loan Bank of Boston stock) at the dates indicated. At September 30, 2010 and 2009, the Company had no securities which were held-to-maturity.

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. Government sponsored enterprises	$27,999	$28,055	$23,000	$23,066	$—	$—
U.S. Government guaranteed mortgage-backed	359	397	486	530	6,037	6,328

Total debt securities available-for-sale	$28,358	$28,452	$23,486	$23,596	$6,037	$6,328

Securities held-to-maturity:
Debt securities:
U.S. Government guaranteed mortgage-backed	$19,713	$19,925	$—	$—	$—	$—

Total debt securities held-to-maturity	$19,713	$19,925	$—	$—	$—	$—

        At September 30, 2011, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

        Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at September 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at September 30, 2011.

	One Year of Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. Government sponsored enterprises	$1,000	1.05%	$26,999	0.90%	$—	0.00%	$—	0.00%	$27,999	$28,055	0.91%
U.S. Government guaranteed mortgage-backed	1	5.50	13	4.00	26	6.25	319	5.98	359	397	5.93

Total debt securities available-for-sale	$1,001	1.05%	$27,012	0.90%	$26	6.25%	$319	5.98%	$28,358	$28,452	0.97%

Securities held-to-maturity:
Debt securities:
U.S. Government guaranteed mortgage-backed	$—	0.00%	$—	0.00%	$—	0.00%	$19,713	3.38%	$19,713	$19,925	3.38%

Total debt securities held-to-maturity	$—	0.00%	$—	0.00%	$—	0.00%	$19,713	3.38%	$19,713	$19,925	3.38%

        Bank Owned Life Insurance.    We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At September 30, 2011, this limit was $20.2 million, and we had invested $18.7 million in bank owned life insurance at that date.

Sources of Funds

        General.    Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Boston (the "FHLB of Boston") to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

        Deposits.    We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, NOW accounts and regular checking accounts. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Historically, other than deposits that we have accepted through the CDARS program, which are classified as brokered deposits for regulatory purposes, we have not accepted brokered deposits. At September 30, 2011, CDARS deposits totaled $708,000.

        Beginning in 2008, the Bank significantly increased its money market accounts, primarily through competitive pricing in a low interest rate environment where many customers did not want a longer-term, fixed-rate certificate of deposit account. Money market accounts increased $107.7 million, or 248.2%, to $151.1 million at September 30, 2011 from $43.4 million at September 30, 2008. We chose to fund this growth through these accounts rather than increase our borrowings due in part to our concern about the adequate capitalization, viability and dividend-paying capacity during fiscal 2009 of the FHLB-Boston, although we expect to continue to rely on FHLB advances as a funding source.

        At September 30, 2011, we had a total of $140.6 million in certificates of deposit, of which $94.2 million, or 67.0%, had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

        The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	September 30,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$35,837	9.2%	—%	$36,058	9.4%	—%	$32,150	10.0%	—%
NOW deposits	34,165	8.8	0.19	31,284	8.2	0.19	31,210	9.7	0.22
Money market deposits	145,228	37.4	0.89	158,351	41.2	1.31	89,519	27.7	2.30
Savings	46,944	12.1	0.45	45,012	11.7	0.72	43,058	13.3	1.07
Certificates of deposit	126,111	32.5	1.49	113,190	29.5	1.87	126,822	39.3	2.85

Total deposits	$388,285	100.0%	0.89%	$383,895	100.0%	1.19%	$322,759	100.0%	1.92%

        The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2011	2010	2009
	(In thousands)
Interest Rate:
Less than 2.00%	$125,567	$101,075	$54,767
2.00% through 2.99%	11,607	15,473	34,545
3.00% through 3.99%	3,379	5,758	16,857
4.00% through 4.99%	72	1,731	6,151
5.00% through 5.99%	—	—	26

Total	$140,625	$124,037	$112,346

        The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At September 30, 2011
	Period to Maturity
	Less Than or Equal to One Year	More Than One Years to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	Thereafter	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$90,633	$28,557	$3,054	$3,323	$—	$125,567	89.3%
2.00% through 2.99%	1,546	3,315	4,913	1,833	—	11,607	8.2%
3.00% through 3.99%	1,918	1,461	—	—	—	3,379	2.4%
4.00% through 4.99%	69	3	—	—	—	72	0.1%

Total	$94,166	$33,336	$7,967	$5,156	$—	$140,625	100.0%

        As of September 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $66.3 million. The following table sets forth the maturity of those certificates as of September 30, 2011.

Amount
(In thousands)
Three months or less	$18,841
Over three months through six months	12,104
Over six months through one year	10,838
Over one year through three years	17,350
Over three years	7,137

$66,270

        Borrowings.    Our borrowings consist of advances from the Federal Home Loan Bank of Boston. The Bank utilizes advances from the Federal Home Loan Bank of Boston to supplement the Bank's investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of the Bank's mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. At September 30, 2011, we had access to additional Federal Home Loan Bank advances of up to $110.2 million. Advances from the Federal Home Loan Bank of Boston are secured by our investment in the capital stock of the Federal Home Loan Bank of Boston as well as by a blanket pledge on our assets not otherwise pledged.

        During the fiscal year ended September 30, 2011, our borrowings decreased $15.0 million, or 45.5%. The decrease was the result of the Bank's strategy to emphasize the growth of its money market accounts as a funding source and to de-emphasize FHLB borrowing reflecting our concern about the adequate capitalization, viability and dividend-paying capacity of the FHLB-Boston. FHLB advances, however, remain an important funding source of our ongoing asset/liability management strategy.

        The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	At or For The Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of period	$18,000	$33,000	$58,000
Average balance during the period	$24,016	$49,364	$70,687
Maximum outstanding at any month period	$33,000	$58,000	$76,053
Weighted average interest rate at end of period	2.88%	3.22%	3.43%
Average interest rate during period	3.10%	3.37%	3.52%

Personnel

        As of September 30, 2011, we had 65 full-time employees and 17 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activity

        The Bank is a wholly-owned subsidiary of the Company. Additionally, the Company formed Peoples Funding Corporation which has the sole purpose of funding a loan to Peoples Federal's Employee Stock Ownership Plan.

        People Federal Savings Bank has no subsidiaries.

Regulation and Supervision

        General.    The Bank is supervised and examined by the Office of the Comptroller of the Currency ("OCC") and is subject to examination by the Federal Deposit Insurance Corporation ("FDIC"). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), governing reserves to be maintained against deposits and other matters. The OCC examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Peoples Federal's relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Peoples Federal's loan documents.

        Any change in these laws or regulations, whether by the FDIC, the OCC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

        As a savings and loan holding company, the Company is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

        Certain of the regulatory requirements that are applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

        Dodd-Frank Act.    The Dodd-Frank Act has changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it regulates. As a result, the Federal Reserve Board's current regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like the Company, unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to Peoples Federal, as described in "—Federal Banking Regulation—Capital Requirements." The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

        The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Peoples Federal, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

        The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

        Business Activities.    A federal savings bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

        Capital Requirements.    The OCC regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

        The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser's recourse against the savings bank. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

        At September 30, 2011, the Bank's capital exceeded all applicable requirements.

        Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2011, the Bank's largest lending relationship with a single or related group of borrowers totaled $8.4 million, which represented 10.0% of the Bank's unimpaired capital and surplus. Therefore, the Bank was in compliance with the loans-to-one borrower limitations.

        Qualified Thrift Lender Test.    As a federal savings bank, the Bank must satisfy the qualified thrift lender, or "QTL," test. Under the QTL test, the Bank must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank's business.

        The Bank also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

        A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance by a savings bank with the QTL test potentially subject to agency enforcement action for violation of laws. At September 30, 2011, the Bank maintained approximately 80.5% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

        Capital Distributions.    OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank's capital account. A savings bank must file an application for approval of a capital distribution if:

  •
  the total capital distributions for the applicable calendar year exceed the sum of the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years;

  •
  the savings bank would not be at least adequately capitalized following the distribution;

  •
  the distribution would violate any applicable statute, regulation, agreement or OCC—imposed condition; or

  •
  the savings bank is not eligible for expedited treatment of its filings.

        Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

        The OCC may disapprove a notice or application if:

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

        Liquidity.    A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. The Bank's primary sources of liquidity to meet short-term and long-term fund needs are liquid assets, deposit generation and access to funding from the Federal Home Loan Bank of Boston.

        Community Reinvestment Act and Fair Lending Laws.    All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of the Comptroller of the Currency to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. The Bank received a

"satisfactory" Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

        Transactions with Related Parties.    A federal savings bank's authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of the Comptroller of the Currency requires savings banks to maintain detailed records of all transactions with affiliates.

        The Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

  (i)
  be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

  (ii)
  not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.

        In addition, extensions of credit in excess of certain limits must be approved by The Bank's board of directors.

        Enforcement.    The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all "institution-affiliated parties," including directors, officers, stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range from up to $25,000 per day, to circumstances involving a finding of reckless disregard, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

        Prompt Corrective Action Regulations.    Under prompt corrective action regulations, the OCC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank's capital:

  •
  well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OCC);

  •
  adequately capitalized (at least 4% leverage capital or 3% in certain circumstances and is not "well capitalized", 4% Tier 1 risk-based capital and 8% total risk-based capital);

  •
  undercapitalized (less than 4% leverage capital or less than 3% leverage capital in certain circumstances, or 4% Tier 1 risk-based capital or 8% total risk-based capital);

  •
  significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

  •
  critically undercapitalized (less than 2% tangible capital total equity).

        Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Any holding company of the savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank's assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At September 30, 2011, the Bank met the criteria for being considered "well-capitalized."

        Insurance of Deposit Accounts.    The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250 thousand per separately insured depositor and up to a maximum of $250 thousand for self-directed retirement accounts. The Dodd-Frank Act also extended unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012.

        The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Previously, the rates for insured institutions varied between seven and 77.5 basis points of assessable deposits.

        In February 2011, as required by the Dodd-Frank Act, the FDIC published a rule revising the risk-based deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments, effective April 1, 2011. Under the new rule, assessments are based on an institution's average consolidated total assets minus average tangible equity, instead of total deposits. The proposed rule also revised the assessment rate schedule to provide for assessments ranging from 2.5 to 45 basis points.

        As part of a plan to restore the deposit insurance fund as a result of numerous failures of financial institutions, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments were to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank prepaid $1.8 million in estimated assessment fees for the fourth quarter of 2009 through 2012. At June 30, 2011, the prepaid assessment balance was $1.1 million. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

        Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2011, the annualized FICO assessment was equal to 1.00 basis points for each $100 in domestic deposits maintained at an institution.

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

        Federal Home Loan Bank System.    The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. As of September 30, 2011, the Bank was in compliance with this requirement.

Other Regulations

        Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

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

        The operations of the Bank also are subject to the:

  •
  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

  •
  Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

  •
  The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement and extend existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

  •
  The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

        General.    The Company is a non-diversified savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

        Permissible Activities.    Under present law, the business activities of the Company is generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of the Comptroller of the Currency, and certain additional activities authorized by Office of the Comptroller of the Currency regulations.

        Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of the Comptroller of the Currency It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of the Comptroller of the Currency must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

        The Office of the Comptroller of the Currency is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

  (i)
  the approval of interstate supervisory acquisitions by savings and loan holding companies; and

  (ii)
  the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

        The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

        The Company's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

        The Company common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

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

        We intend to continue originating commercial real estate and multi-family loans. At September 30, 2011, $61.8 million, or 15.1%, of our total loan portfolio consisted of multi-family loans and $71.7 million, or 17.4%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower's properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower's business, thereby increasing the risk of nonperforming loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

A portion of our one-to four-family residential mortgage loans is comprised of non-owner occupied properties which increases the credit risk on this portion of our loan portfolio.

        Much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At September 30, 2011, of the $253.9 million of one- to four-family residential mortgage loans in our portfolio, $131.2 million, or 51.7% of this amount, were comprised of non-owner occupied properties. We believe that there is a greater credit risk inherent in two-, three- and four-unit properties and especially in investor-owner and non-owner occupied properties, than in owner-occupied one-unit properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower's ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower's ability to repay the loan.

We make and hold in our portfolio construction loans which are considered to have greater credit risk than other types of residential loans made by financial institutions.

        We originate construction loans for one- to four-family residential properties, multi-family properties and commercial properties, including commercial "mixed-use" buildings and homes built by developers on speculative, undeveloped property. At September 30, 2011, $14.3 million, or 3.5% of our total loan portfolio, consisted of construction loans, $12.2 million of which were secured by one- to four-family residential real estate and $2.1 million of which were secured by multi-family real estate. None of our construction loans were secured by commercial real estate at September 30, 2011. Construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our future earnings.

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

        A significant portion of our loans are fixed-rate one- to four-family residential mortgage loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. For example, as of September 30, 2011, 17.3% of our loans had maturities of 15 years or longer, while 67.0% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

        Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

        Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At September 30, 2011, $113.0 million, or 44.5% of our $253.9 million of our one- to four-family residential mortgage loans at such date, had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

        Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

        At September 30, 2011, our internal "rate shock" analysis indicated that our net portfolio value (the difference between the market value of our assets and the market value of our liabilities) would decrease by $7.7 million, or 6.2%, if there was an instantaneous 200 basis point increase in market interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

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

Risks Related to Recent Economic Conditions and Governmental Response Efforts.

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

The Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan will increase expenses and reduce income.

        In August 2011, the Company's stockholders approved the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan. Under the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan, the Company may grant options, restricted stock awards or restricted stock unit awards for up to 999,810 shares of Company stock. Subsequent periods will include expenses for the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan, which will reduce income.

The implementation of the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan may dilute stockholders' ownership interest.

        The Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan will be funded through either open market purchases of shares of common stock or from the issuance of authorized but unissued shares of common stock. The ability to repurchase shares of common stock to fund the plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, alternative uses for the capital, and the Company's capital levels and financial performance. Although the Company's current intention is to fund the plan with stock repurchases, the Company may not be able to conduct such repurchases. If the Company does not repurchase shares of common stock to fund the plan, then stockholders would experience a reduction in their ownership interest, which would total 12.3% in the event newly issued shares are used to fund stock options or awards of shares of common stock under the plan.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect the Company's operations by restricting its business activities, including the ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of the Bank's loan and investment securities portfolios, which also would negatively affect financial performance. In addition, the Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability. Regulatory or legislative changes could make regulatory compliance more difficult or expensive, and could cause changes to or limits on some products and services, or the way business is operated.

        If the Board of Governors of the Federal Reserve System increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering the Bank's operating costs, could have a significant negative effect on the Bank's borrowers, especially business borrowers, and the values of underlying collateral securing loans, which could negatively affect the Bank's financial performance.

Loss of key personnel could adversely impact results.

        Our success has been and will continue to be greatly influenced by our ability to retain the services of our existing senior management. We have benefited from consistency within our senior management team, with our top three executives averaging over 29 years of service with the Bank. The Company has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on our business and financial results.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to collect our loans and foreclose on collateral.

        There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution's ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor. In addition, there have been legislative proposals to create a federal consumer protection agency that may, among other powers, have the ability to limit our rights as a creditor.

If our investment in the stock of the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders' equity could decrease.

        We own stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston's advance program. The aggregate cost of our Federal Home Loan Bank of Boston stock as of September 30, 2011 was $4.3 million. Federal Home Loan Bank stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank. However, the Federal Home Loan Bank of Boston is currently not repurchasing excess stock outstanding.

        In addition, Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of Boston, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Boston stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders' equity to decrease by the after-tax amount of the impairment charge.

Our earnings have been negatively affected by the low level of dividends paid by the Federal Home Loan Bank of Boston on its stock during 2011.

        We received $10,000 in total dividends from the Federal Home Loan Bank of Boston during fiscal 2011. We did not receive a dividend during fiscal 2010. Accordingly, the reduction of the Federal Home Loan Bank of Boston dividend payments has reduced our earnings. In addition, the Federal Home Loan Bank of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source.

Our branch network expansion strategy may negatively affect our financial performance.

        We expanded our branch network by establishing a new branch office in West Newton, Massachusetts, which opened in the second calendar quarter of 2011. This strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs.

Strong competition within our market areas may limit our growth and profitability.

        Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see "Business—Competition."

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

The ratings downgrade of the United States Government may adversely affect the Bank.

        In July 2011, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. In August 2011, one rating agency deceased their rating of the United States Government to AA+. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises on negative watch. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States' credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and the Bank's financial condition and results of operations is uncertain.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We operate from our main office and six full-service branches located in the Brighton, Allston, West Roxbury, Jamaica Plain, Brookline West Newton and Norwood, Massachusetts. The net book value of our premises, land and equipment was $3.8 million at September 30, 2011.

        The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Main Office:
435 Market Street(1)	Owned	1977	N/A	N/A
Brighton, Massachusetts 02135
Full Service Branches:
Allston	Owned	1996	N/A	N/A
229 North Harvard Street
Allston, Massachusetts 02134
Brookline	Owned	1955	N/A	N/A
264 Washington Street
Brookline, Massachusetts 02445
Jamaica Plain	Leased	2001	02/29/16	N/A
725 Centre Street
Jamaica Plain, Massachusetts 02130
Norwood	Owned	2005	N/A	N/A
61 Lenox Street
Norwood, Massachusetts 02062
West Newton	Leased	2010	06/12/21	06/12/31
989-1001 Watertown Street
West Newton, Massachusetts 02465
West Roxbury	Owned	1997	N/A	N/A
1905 Centre Street
West Roxbury, Massachusetts 02132

(1)
Main office has a full service branch.

ITEM 3.    LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2011, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market.

        The Company's common stock is listed on the NASDAQ Capital Market under the trading symbol "PEOP." The Company completed its initial public offering on July 6, 2010 and commenced trading on July 7, 2010. The following table presents quarterly market information for the Company, Inc.'s common stock for the period beginning July 7, 2010 (the date of completion of the Company's initial public offering) and ended September 30, 2011. The following information with respect to trading prices was provided by the NASDAQ Capital Market.

	High	Low	Dividends Declared Per Share
2011
First Quarter	$13.48	$10.55	$—
Second Quarter	14.91	12.81	—
Third Quarter	14.32	13.56	—
Fourth Quarter	14.40	12.70	—
2010
Fourth Quarter(1)	10.85	10.10	—

(1)
Starting July 7, 2010

Holders.

        The approximate number of holders of record of the Company's common stock as of November 30, 2011 was 541. Certain shares of the Company, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividends.

        The Company did not pay any dividends during the year ended September 30, 2011. See Item 1 "Regulations and Supervision—Capital Distributions" for information relating to restrictions on dividends.

Securities Authorized for Issuance under Equity Compensation Plans.

        At the Company's Special Meeting of Stockholders, held on August 16, 2011, the Company's stockholders approved the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan (the "Stock Plan"). Under the Stock Plan, the Company may grant options, restricted stock awards or restricted stock unit awards to its employees and directors for up to 999,810 shares of its common stock. As of September 30, 2011, no shares or units have been awarded under the Stock Plan.

        The following table provides information as of September 30, 2011, with respect to the shares of common stock that may be used under the Stock Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	999,810	N/A	(1)	999,810
Equity compensation plans not approved by security stockholders	—	$—		—

Total	999,810	$—		999,810

(1)
Not applicable, as no shares have been awarded under the Stock Plan as of September 30, 2011.

Performance Graph.

	7/10/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011
PEOP	100.00	103.37	125.10	135.38	135.38	123.37
Russell 2000	100.00	110.54	128.12	137.91	135.28	105.31
SNL New England Bank	100.00	102.20	123.61	121.43	121.40	88.87
SNL New England Thrift	100.00	99.21	110.35	107.17	109.74	94.25

Sales of Unregistered Securities.

        The Company has not sold any of its securities with the past three years which were not registered under the Securities Act of 1933.

 Use of Proceeds.

        Not applicable.

Repurchase of Equity Securities by the Issuer.

        On July 20, 2011, the Company announced that its board of directors had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 357,075 shares of its common stock, or 5% of the current outstanding shares.

        The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

        At September 30, 2011, total repurchases under the repurchase program were 168,300 shares at an average price of $13.82. In the fourth fiscal quarter of 2011, the Company purchased 168,300 shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31	—	$—	—	357,075
August 1 - 31	149,600	$13.84	149,600	207,475
September 1 - 30	18,700	$13.67	18,700	188,775

Total	168,300	$13.82	168,300

Item 6.    Selected Financial Data

	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Selected Financial Condition Data:
Total Assets	$554,189	$545,937	$482,828	$437,623	$362,184
Total cash and cash equivalents	61,729	113,863	88,634	17,339	28,003
Securities available-for-sale	28,452	23,596	6,328	22,149	20,683
Securities held-to-maturity	19,713	—	—	—	5,271
Loans, net	407,423	377,664	362,667	373,309	284,906
Loans held for sale	—	260	—	—	—
Other real estate owned	—	795	—	—	—
Cash surrender value of life insurance policies	18,713	11,670	11,249	10,858	10,439
Federal Home Loan Bank stock, at cost	4,339	4,339	4,339	4,339	2,760
Deposits	412,645	390,839	366,464	302,954	282,073
Federal Home Loan Bank advances	18,000	33,000	58,000	80,060	28,639
Total equity	115,702	114,360	50,943	48,274	46,305
Selected Operating Data:
Interest and dividend income	20,590	21,086	22,614	22,096	22,395
Interest expense	4,190	6,234	8,687	9,272	9,649

Net interest and dividend income	16,400	14,852	13,927	12,824	12,746
Provision for loan losses	405	300	127	—	20

Net interest and dividend income after provision for loan losses	15,995	14,552	13,800	12,824	12,726

Net gain on sales of mortgage loans	178	277	307	24	24
Net gain on sales of securities available-for-sale	—	210	208	43	10
Other non-interest income	1,542	1,453	1,301	1,342	1,258

Total non-interest income	1,720	1,940	1,816	1,409	1,292

Total non-interest expense	12,787	17,055	11,263	10,866	11,036

Income (loss) before income taxes	4,928	(563)	4,353	3,367	2,982
Provision (benefit) for income taxes	1,857	(399)	1,681	1,294	1,178

Net income (loss)	$3,071	$(164)	$2,672	$2,073	$1,804

Earnings per share (basic)(1)	$0.47	N/A	N/A	N/A	N/A
Earnings per share (diluted)(1)	$0.47	N/A	N/A	N/A	N/A

(1)
Not applicable for year ended September 30, 2010 and prior years, as the Company did not issue stock until July 2010.

	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (net income to average total assets)	0.57%	(0.03)%	0.59%	0.53%	0.48%
Return (loss) on equity (net income to average equity)	2.64%	(0.23)%	5.32%	4.38%	3.92%
Net interest rate spread(1)	3.05%	3.12%	2.97%	3.02%	3.20%
Net interest margin(2)	3.31%	3.30%	3.31%	3.54%	3.66%
Efficiency ratio(3)	70.57%	101.57%	71.54%	76.34%	78.62%
Non-interest expense to average total assets	2.38%	3.34%	2.50%	2.79%	2.94%
Average interest-earning assets to interest-bearing liabilities	1.32x	1.13x	1.16x	1.20x	1.17x
Average stockholders equity to average total assets	21.67%	13.85%	11.16%	12.16%	12.28%
Asset Quality Ratios:
Non-performing assets to total assets	0.59%	0.54%	1.19%	0.81%	0.35%
Non-performing loans to total loans	0.79%	0.57%	1.56%	0.94%	0.43%
Allowance for loan losses to non-performing loans	103.72%	146.93%	55.97%	90.21%	263.85%
Allowance for loan losses to total loans	0.82%	0.84%	0.88%	0.85%	1.15%
Net charge-offs to average loans outstanding	0.06%	0.08%	0.04%	0.03%	0.01%
Capital Ratios (Bank Only):
Total capital (to risk-weighted assets)	23.81%	24.43%	16.93%	16.13%	18.48%
Tier 1 capital (to risk-weighted assets)	22.86%	23.46%	15.95%	15.11%	17.23%
Tier 1 capital (to average total assets)	14.61%	14.11%	10.48%	10.89%	12.60%
Other Data:
Number of full service branches	7	6	6	6	6
Full time equivalent employees	73	66	61	63	64

(1)
The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)
The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)
The efficiency ratio represents non-interest expense divided by the sum of net interest income (before the provision for loan losses) and non-interest income.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        All of our residential mortgage-backed securities have been issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, all of which are U.S. government-sponsored entities. These agencies guarantee the payment of principal and interest on our residential mortgage-backed securities. We do not own any trust preferred securities or collateralized debt obligations ("CDOs").

        Since September 30, 2009, we have increased our total assets by 14.8% from $482.8 million at September 30, 2009 to $554.2 million at September 30, 2011. During fiscal 2008 and 2009, we purchased approximately $78.0 million of one- to four-family residential mortgage loans, substantially all of which are higher-yielding, jumbo mortgage loans, collateralized by single-family properties in our market area. Additionally, during the years ended September 30, 2011 and September 30, 2010, we purchased $33.9 million and $35.7 million, respectively, of one- to four-family residential mortgage loans, substantially all of which are collateralized by single-family, owner-occupied properties in our market area.

        Our operations in recent years have also been affected by our efforts to manage our interest rate risk position by reducing our exposure to long-term, fixed-rate assets and replacing a portion of these assets with adjustable-rate loans. Specifically, during the year ended September 30, 2011 we sold $5.9 million of 10-, 15-, 20- and 30-year fixed-rate, lower-yielding, conforming one- to four-family residential mortgage loans and we have used the net proceeds of these sales to repay short-term borrowings and to fund loan originations and purchases. We did not sell any available for sale securities during the fiscal year ended September 30, 2011.

        The low-interest rate environment during fiscal 2009, 2010 and 2011 generated a substantial amount of loan pre-payments in our one-to four- family residential mortgage loan portfolio. Management made the determination to re-pay FHLB advances rather than re-deploy these funds back in to lower-yielding fixed-rate loans. Accordingly during fiscal 2011, our FHLB advances decreased to $18.0 million at September 30, 2011 from $33.0 million at September 30, 2010. During fiscal 2011, we also continued our emphasis on the origination of commercial real estate loans which generally have adjustable-rates, and these loans increased $3.8 million, or 5.6%, to $71.7 million at September 30, 2011 from $67.9 million at September 30, 2010.

        We have traditionally focused on the origination of one- to four-family residential mortgage loans, and on the origination or participation in multi-family mortgage loans and commercial real estate loans, and at September 30, 2011, 94.3% of our loan portfolio was comprised of these types of loans. We intend to continue to emphasize the origination of these types of loans in the future.

        Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $3.3 million, or 0.59% of total assets, at September 30, 2011, compared to $3.0 million, or 0.54% of total assets at September 30, 2010, and $5.7 million or 1.2% of total assets, at September 30, 2009. Total loan delinquencies as of September 30, 2011 were $6.6 million. Our non-performing loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly has resulted in low levels of provisions for loan losses. Our provision for loan losses was $405,000, $300,000 and $127,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

        We do not offer loans that provide for negative amortization of principal, such as "Option ARM" loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan. We generally do not offer "subprime loans" (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments and bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (generally defined as loans having less than full documentation). We do offer "interest only" loans (where the borrower pays only interest for an initial period, after which the loan converts to a fully amortizing loan) for the construction of one- to four-family residential properties, multi-family properties (which we define as five or more units) and commercial properties. Although we participate in Fannie Mae's Expanded Approval Program and Freddie Mac's A Minus program, which previously did not require income verification, we still verified income for these, as well as all types of mortgage loans.

Critical Accounting Policies

        We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

        Allowance for Loan Losses.    The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency ("OCC"), as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management's evaluation of the estimated losses that have been incurred in our loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

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

  •
  Quality of our loan review system and degree of board of directors oversight;

  •
  Concentrations of credit by industry, geography and collateral type, with a specific emphasis on real estate, and changes in levels of such concentrations; and

  •
  Effect of external factors, including the deterioration of collateral values, on the level of estimated credit losses in the current portfolio.

        In determining the allowance for loan losses, management has established both specific allowances and general pooled allowances. The general pooled allowances are determined by assigning certain qualitative factors and quantitative factors developed from historic loss experience which provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans under ASC 310-10-35, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality—Subsequent Measurement." The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historic loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios, and external factors. Estimates are periodically measured against actual loss experience.

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

        Although we maintain our allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in our loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by the OCC, our primary regulator, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

        Income Taxes.    Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. The Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Periodically, the Company assesses the realizability of its deferred tax assets. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Analysis of Net Interest Income

        Net interest income represents the difference between income on interest-earning assets and the expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. The Company does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

        The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated:

	Years Ended September 30,
	2011				2010				2009
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$394,920		$20,048	5.08%	$369,899		$20,791	5.62%	$367,936		$21,962	5.97%
Taxable securities(2)	30,175		400	1.33	7,963		159	2.00	13,725		599	4.36
Tax-exempt securities(2)	—		—	—	—		—	—	—		—	—
Other interest-earning assets	65,629		132	0.20	67,871		136	0.20	34,759		30	0.09
FHLB stock	4,339		10	0.23	4,339		—	—	4,339		23	0.53

Total interest-earning assets	495,063		20,590	4.16	450,072		21,086	4.69	420,759		22,614	5.37

Non-interest-earning assets	41,521				61,071				29,275

Total assets	$536,584				$511,143				$450,034

Interest-bearing liabilities:
Deposits:
Savings	$46,944		213	0.45	$45,012		324	0.72	$43,058		459	1.07
Money market accounts	145,228		1,292	0.89	158,351		2,072	1.31	89,519		2,060	2.30
NOW accounts	34,165		64	0.19	31,284		58	0.19	31,210		69	0.22
Term certificates	126,111		1,876	1.49	113,190		2,117	1.87	126,822		3,612	2.85

Total deposits	352,448		3,445	0.98	347,837		4,571	1.31	290,609		6,200	2.13
FHLB advances	24,016		745	3.10	49,364		1,663	3.37	70,687		2,487	3.52

Total interest-bearing liabilities	376,464		4,190	1.11	397,201		6,234	1.57	361,296		8,687	2.40
Demand deposits	35,837				36,058				32,150
Other non-interest-bearing liabilities	8,003				7,102				6,352

Total non-interest-bearing liabilities	43,840				43,160				38,502

Total liabilities	420,304				440,361				399,798
Stockholders' equity	116,280				70,782				50,236

Total liabilities and stockholders' equity	$536,584				$511,143				$450,034

Net interest income			$16,400				$14,852				$13,927

Net interest rate spread(3)				3.05%				3.12%				2.97%

Net interest-earning assets(4)	$118,599				$52,871				$59,463

Net interest margin(5)				3.31%				3.30%				3.31%

Ratio of interest-earning assets to total interest-bearing liabilities	1.32	x			1.13	x			1.16	x

(1)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)
Average balances are presented at average amortized cost.

(3)
Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)
Net interest margin represents net interest income divided by average total interest-earning assets.

        The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (change in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended September 30, 2011 vs. 2010			Years Ended September 30, 2010 vs. 2009			Years Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans(1)	$1,722	$(2,465)	$(743)	$118	$(1,289)	$(1,171)	$3,293	$(1,391)	$1,902
Taxable securities(2)	274	(33)	241	(192)	(248)	(440)	(490)	(25)	(515)
Tax-exempt securities(2)	—	—	—	—	—	—	(7)	—	(7)
Other interest-earning assets	(5)	1	(4)	44	62	106	464	(1,214)	(750)
FHLB stock	—	10	10	—	(23)	(23)	114	(226)	(112)

Total interest-earning assets	1,991	(2,487)	(496)	(30)	(1,498)	(1,528)	3,374	(2,856)	518

Interest-bearing liabilities:
Deposits:
Savings	15	(126)	(111)	22	(157)	(135)	(8)	5	(3)
Money market accounts	(160)	(620)	(780)	27	(15)	12	806	577	1,383
NOW accounts	5	1	6	—	(11)	(11)	(3)	(2)	(5)
Term certificates	304	(545)	(241)	(356)	(1,139)	(1,495)	(450)	(2,347)	(2,797)

Total deposits	164	(1,290)	(1,126)	(307)	(1,322)	(1,629)	345	(1,767)	(1,422)
FHLB advances	(795)	(123)	(918)	(722)	(102)	(824)	1,029	(192)	837

Total interest-bearing liabilities	(631)	(1,413)	(2,044)	(1,029)	(1,424)	(2,453)	1,374	(1,959)	(585)

Increase (decrease) in net interest income	$2,622	$(1,074)	$1,548	$999	$(74)	$925	$2,000	$(897)	$1,103

(1)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)
Average balances are presented at average amortized cost.

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

        Total assets increased $8.3 million or 1.5% to $554.2 million at September 30, 2011, from $545.9 million at September 30, 2010. Loans, net increased $29.8 million, or 7.9%, to $407.4 million at September 30, 2011 from $377.7 million at September 30, 2010 primarily from the purchase of $31.1 million of one- to four- family residential mortgage loans, all of which were collateralized by properties in our market area. Total cash and cash equivalents decreased $52.2 million, or 45.8%, to $61.7 million at September 30, 2011 from $113.9 million at September 30, 2010. Securities available-for-sale increased $4.9 million or 20.6%, to $28.5 million at September 30, 2011, from $23.6 million at September 30, 2010. Securities held-to-maturity increased $19.7 million at September 30, 2011, from $0 at September 30, 2010.

        Deposits increased to $412.6 million at September 30, 2011 from $390.8 million at September 30, 2010. The increase resulted in part from an increase in certificates of deposit to $140.6 million at September 30, 2011 from $124.0 million at September 30, 2010. The increase was offset in part by a decrease in money market accounts to $151.1 million at September 30, 2011 from $154.5 million at September 30, 2010.

        Borrowings, consisting of FHLB advances, decreased $15.0 million to $18.0 million at September 30, 2011 from $33.0 million at September 30, 2010.

        Total equity increased to $115.7 million at September 30, 2011 from $114.4 million at September 30, 2010. The increase was primarily due to net income of $3.1 million for the year ended September 30, 2011 off set by stock repurchases totaling $2.3 million during the period.

Comparison of Operating Results for the Years Ended September 30, 2011 and September 30, 2010

        General.    Net income for the year ended September 30, 2011 was $3.1 million as compared to net loss of $164,000 for the year ended September 30, 2010. Interest and dividend income for the year ended September 30, 2011 was $20.6 million, compared to $21.1 million for year ended September 30, 2010, a decrease of 2.35%. Non-interest income totaled $1.7 million for the fiscal year ended September 30, 2011 compared to $1.9 million for the fiscal year ended September 30, 2010. Non-interest expense decreased $4.3 million, or 25.0%, to $12.8 million for the year ended September 30, 2011 from $17.1 million for the year ended September 30, 2010. The decrease in non-interest expense resulted from a contribution to the Peoples Federal Savings Bank Charitable Foundation and was partially offset by higher net interest and dividend income as well as increased noninterest income. The provision for income taxes increased to $1.9 million for the year ended September 30, 2011 as compared to a tax benefit of $399,000 for the year earlier period.

        Net Interest Income.    Net interest and dividend income for the year ended September 30, 2011 was $16.4 million, compared to $14.9 million for year ended September 31, 2010, an increase of 10.4%. The increase was due to the increase in the average balance of interest-earning assets of $45.0 million, or 10.0%, offset by a decrease in the yield on interest-earning assets to 4.16% in fiscal 2011 from 4.69% in fiscal 2010, a decrease of 53 basis points while the cost of our interest-bearing liabilities decreased to 1.11% in fiscal 2011 from 1.57% in fiscal 2010, a decrease of 46 basis points. In addition, the average cost of interest-bearing deposits decreased by 33 basis points, as a result of the continued low interest rate environment in 2011. With decreases in short-term market interest rates, customers have increasingly shown a preference for lower costing core accounts and short-term time deposits, rather than the longer-term time deposit accounts. The total cost of borrowings decreased $918,000 to $745,000 for fiscal 2011 from $1.7 million for fiscal 2010. Our average balance of borrowings decreased $25.3 million in fiscal 2011 as we repaid advances at the maturity of the contracts and the average cost of the advances decreased 27 basis points to 3.10% for fiscal 2011 from 3.37% for 2010. The Company's interest rate spread decreased 7 basis points to 3.05% for the year ended September 30, 2011 from 3.12% for the year ended September 30, 2010.

        Provision for Loan Losses.    The loan loss provision for the years ended September 30, 2011 and September 30, 2010 was $405,000 and $300,000, respectively. The provision was increased primarily due to the changes in the composition of the loan portfolio, including the increase in commercial real estate mortgages and changes in general economic conditions including the slowing economy and decreasing housing prices.

        Non-interest Income.    Non-interest income was $1.7 million and $1.9 million for the fiscal years 2011 and 2010, respectively. The decrease in non-interest income was attributable primarily to a $99,000 decrease in the net gain on the sale of mortgage loans to $178,000 from $277,000. In addition, net gain on sales of securities available-for-sale decreased $210,000, or 100%, from $210,000 for fiscal year ended September 30, 2010 as the Bank did not sell any investments during fiscal year 2011. In addition, customer service charges decreased to $809,000 from $821,000. These decreases were offset partially by an increase in net loan servicing fees to $40,000 from $46,000; an increase in the cash surrender value of our bank-owned life insurance to $543,000 from $421,000 and other income that increased to $150,000 from $165,000.

        Non-interest Expense.    Non-interest expense decreased $4.3 million, or 25.0%, to $12.8 million for the year ended September 30, 2011 from $17.1 million for the year ended September 30, 2010. As part of our initial public offering, the Company contributed $5.3 million to the Peoples Federal Savings Bank Charitable Foundation during the period ended September 30, 2010. During the year ended September 30, 2011, salaries and employee benefits expense increased to $8.3 million from $7.4 million for the year ended September 30, 2010, reflecting normal annual salary increases and accruals under our benefit plans. In addition, occupancy expense increased to $857,000 in 2011 from $797,000 in fiscal 2010, equipment expense increased to $436,000 in fiscal 2011 from $412,000 in fiscal 2010, advertising expense increased to $240,000 from $140,000, data processing increased to $749,000 from $705,000 and other expense increased to $1.2 million in fiscal 2011 from $1.1 million in fiscal 2010. Partially offsetting the increases were decreases during the year ended September 2011 as deposit insurance expense decreased to $400,000 from $542,000 and professional fees decreased to $574,000 from $681,000.

        Income Taxes.    The income tax expense was $1.9 million for the fiscal year ended September 30, 2011 as compared to a tax benefit of $399,000 for the previous period, reflecting our net loss for the fiscal year ended September 30, 2010. The effective tax rates were 37.7% and (70.8%) in 2011 and 2010, respectively.

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

        Net Interest Income.    Net interest and dividend income for the year ended September 30, 2010 was $14.9 million, compared to $13.9 million for year ended September 31, 2009, an increase of 7.2%. The increase in net interest income was due to an increase in the average balance of interest-earning assets of $29.3 million, or 7.0%, and a decrease in total interest expense, partially offset by the decrease in the yield on interest-earning assets. The yield on interest-earning assets decreased to 4.69% in fiscal 2010 from 5.37% in fiscal 2009, a decrease of 68 basis points. The cost of our interest-bearing liabilities decreased to 1.57% in fiscal 2010 from 2.40% in fiscal 2009, a decrease of 83 basis points. The average cost of interest-bearing deposits decreased by 98 basis points, as a result of the continued low interest rate environment in 2010. With decreases in short-term market interest rates, customers have increasingly shown a preference for lower costing core accounts and short-term time deposits, rather than the longer-term time deposit accounts. The total cost of borrowings decreased $824,000 from $2.5 million for fiscal 2009 to $1.7 million for fiscal 2010. Our average balance of borrowings decreased $21.3 million in fiscal 2010 as we repaid advances at the maturity of the contracts, and the average cost of the advances decreased 15 basis points from 3.52% for 2009 to 3.37% for fiscal 2010. The Company's interest rate spread increased 15 basis points to 3.12% for the year ended September 30, 2010 from 2.97% for the year ended September 30, 2009.

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

        Non-interest Income.    Non-interest income increased $124,000, or 6.8%, to $1.9 million for the year ended September 30, 2010 from $1.8 million for the year ended September 30, 2009. The increase in non-interest income was attributable primarily to a $96,000 increase in other income to $165,000 from $69,000 and an $18,000 increase in net loan servicing fees to $46,000 from $28,000. Customer service charges increased to $821,000 from $813,000 reflecting higher balances of deposits, and net gain in sales of available-for-sale securities increased marginally to $210,000 from $208,000, reflecting management's decision to reduce our interest rate risk profile in a low interest rate environment. Additionally, the cash surrender value of our bank-owned life insurance increased to $421,000 from $391,000. These gains were offset partially by a decrease in the net gain on the sales of mortgage loans to $277,000 from $307,000.

        Non-interest Expense.    Non-interest expense increased $5.8 million, or 51.4%, to $17.1 million for the year ended September 30, 2010 from $11.3 million for the year ended September 30, 2009. As part of our initial public offering, the Company contributed $5.3 million to the Peoples Federal Savings Bank Charitable Foundation. Also contributing to the increased noninterest expense was salaries and employee benefits expense, which increased to $7.4 million for the year ended September 30, 2010 from $7.1 million for the year ended September 30, 2009, reflecting normal annual salary increases and accruals under our benefit plans. Additionally, professional fees increased $216,000, or 46.5%, to $681,000 for fiscal 2010 from $465,000 in fiscal 2009, reflecting increased legal fees related to our conversion and stock offering and the additional costs related to becoming a publicly traded corporation the stock of which is registered with the Securities and Exchange Commission. Occupancy expense increased to $797,000 in 2010 from $766,000 in 2009, equipment expense increased to $412,000 in 2010 from $400,000 in 2009 and other expense increased to $1.1 million in 2010 from $949,000 in 2009. Partially offsetting the increases were decreases during the year ended September 2010 in data processing which decreased to $705,000 from $832,000, deposit insurance expense, which decreased to $542,000 from $587,000 and advertising expense which decreased to $140,000 from $185,000.

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

Recent Accounting Pronouncements

        Footnote 2 in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Company in fiscal year 2011 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Management of Market Risk.    Market risk is the risk of loss due to adverse changes in market prices and rates, and typically encompasses exposures such as sensitivity to changes in market interest rates, foreign currency exchange rates, and commodity prices. The Bank has no exposure to foreign currency exchange or commodity price movements. Because net interest income is the Bank's primary source of revenue, interest rate risk is a significant market risk to which the Bank is exposed.

        Interest rate risk is the exposure of the Bank's net interest income in response to movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level and duration of the Bank's assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates may also affect the volume of lending activity, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancing, the availability, mix and cost of deposits and other funding alternatives, and the market value of the Bank's assets and liabilities.

        Exposure to interest rate risk is managed by the Bank through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and investment securities, coupled with determinations of the level of risk considered appropriate given the Bank's capital and liquidity requirements, business strategy and performance objectives. Through such management, the Bank seeks to manage the vulnerability of its net interest income to changes in interest rates.

        The Asset/Liability Committee, ("ALCO"), comprised of several members of senior management and two members of the board of directors, is responsible for managing interest rate risk. On a quarterly basis, this committee reviews with the board of directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank's future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on the Bank's operating results. This committee is also involved in the Bank's planning and budgeting process as well as in determining pricing strategies for deposits and loans. Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

        The primary method that ALCO uses for measuring and evaluating interest rate risk is an income simulation analysis. This analysis considers the maturity and interest rate repricing characteristics of all of our interest-earning assets and interest-bearing liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include parallel and flattening/steepening rate ramps over a one-year period, and static, or flat, rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period. The simulations also show the net interest income volatility for up to five years.

        For September 30, 2011, we used a simulation model to project changes for four rate scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate.

        The table below sets forth, as of September 30, 2011, the estimated changes in the Bank's net interest income that would result.

		Net Portfolio Value(2)		Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Change in Interest Rates (basis points)(1)	Estimated NPV(2)			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$108,727	$(15,742)	(12.6)%	$17,015	$87	0.5%
+200bp	116,773	(7,696)	(6.2)%	17,291	363	2.1%
+100bp	121,841	(2,628)	(2.1)%	17,180	252	1.5%
0bp	124,469	—	—%	16,928	—	—%
-100bp	125,594	1,125	0.9%	16,375	(553)	(3.3)%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

(2)
NPV is the discounted present value of expected cash flows from interest-earning assets, interest-bearing bearing liabilities and off-balance sheet contracts.

        The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans tied to the Prime rate, which are assumed to re-price immediately and to the same extent as the change in market rates, according to their contracted index. Many of these credit relationships, however, now have interest rate "floors" at "above market" levels. Many of these loans may not re-price with the first couple of increases in short-term interest rates. Conversely, we have various transaction account products that would not increase or decrease in the same increments or at the same speed. Money market accounts, as an example, are assumed to increase sooner and in larger increments than savings and NOW accounts. These assumptions are based on our prior experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates. The model begins by disseminating data into appropriate repricing buckets. Assets and liabilities are then assigned a multiplier to simulate how much that particular balance sheet item will reprice when interest rates change. The final step is to simulate the timing effect of assets and liabilities with a month-by-month simulation to estimate the change in interest income and expense over the next 12 months.

        This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It does not incorporate any balance sheet growth, and it assumes that the structure and composition of the balance sheet will remain comparable to the structure at the start of the simulation. It does not account for other factors that might impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

        For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At September 30, 2011, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

        There are inherent shortcomings to income simulations, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar attributes react to changes in market interest rates, and the degree to which non-maturity deposits, such as checking accounts, react to changes in market rates. Although the analysis shown above provides an indication of the Bank's sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and may differ from actual results.

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short-and long-term liquidity needs as of September 30, 2011.

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

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $61.7 million.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At September 30, 2011, we had $4.7 million in loan commitments outstanding, $2.9 million of which were for fixed-rate loans and $1.8 million of which were for adjustable-rate loans. In addition to commitments to originate loans, we had $31.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totaled $94.2 million, or 67.0% of our certificates of deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. However, recently, we have had cash in excess of our funding needs because of increased loan and investment securities sales and prepayments on longer-term, one- to four-family residential real estate loans, resulting from refinancings with other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2011.

        Our primary investing activity is originating loans. During the fiscal years ended September 30, 2011 and 2010, we originated $135.0 million and $73.5 million of loans, respectively. Additionally, during the fiscal year ended September 30, 2011, we purchased $33.9 million of loans.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $21.8 million for the year ended September 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. Although we have historically relied on Federal Home Loan Bank advances as a funding source and expect that we will continue to utilize these as a source of funding, Federal Home Loan Bank advances decreased by $15.0 million at September 30, 2011 to $18.0 million, from $33.0 million at September 30, 2010. At September 30, 2011, we had the ability to borrow up to an additional $110.2 million from the Federal Home Loan Bank of Boston.

        The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, the Bank exceeded all regulatory capital requirements. The Bank is considered "well capitalized" under regulatory guidelines. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 13 to the Consolidated Financial Statements.

        The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as we deploy these net proceeds for general corporate purposes, including the funding of loans.

        Capital Resources.    The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all of our regulatory capital requirements, and were considered "well capitalized" under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 10 of the Notes to our Consolidated Financial Statements.

        The following table presents information indicating various Company loan commitments outstanding and their respective maturity dates as of September 30, 2011:

	September 30, 2011
	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Commitments to originate loans	$4,654	$—	$—	$—	$4,654
Unadvanced portions of loans:
Construction loans	2,442	1,451	—	—	3,893
Commercial real estate lines of credit	—	—	—	4,899	4,899
Home equity lines of credit	563	402	674	15,609	17,248
Consumer	—	—	—	601	601
Commercial	1,644	116	151	2,729	4,640

Total	$9,303	$1,969	$825	$23,838	$35,935

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

        The following table presents information indicating various contractual obligations and commitments of the Company as of September 30, 2011 and their respective maturity dates:

	September 30, 2011
	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$—	$6,000	$12,000	$—	$18,000
Operating leases	145	290	249	366	1,050

Total contractual obligations	$145	$6,290	$12,249	$366	$19,050

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiary as of September 30, 2011 and 2010 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Federal Bancshares, Inc. and Subsidiary as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Federal Bancshares, Inc. and Subsidiary's internal controls over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2011 expressed an unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
November 30, 2011

The Board of Directors and Stockholders
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited Peoples Federal Bancshares, Inc. and Subsidiary's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Federal Bancshares, Inc. and Subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Peoples Federal Bancshares, Inc.'s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Peoples Federal Bancshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiary as of September 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2011 of Peoples Federal Bancshares, Inc. and Subsidiary and our report dated November 30, 2011 expressed on unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
November 30, 2011

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
	(In thousands, except share data)
ASSETS
Cash and due from banks	$9,462	$9,154
Interest-bearing demand deposits with other banks and money market mutual funds	44,255	66,888
Federal funds sold	9	12,505
Federal Home Loan Bank—overnight deposit	8,003	25,316

Total cash and cash equivalents	61,729	113,863
Securities available-for-sale	28,452	23,596
Securities held-to-maturity (fair value of $19,925)	19,713	—
Federal Home Loan Bank stock (at cost)	4,339	4,339
Loans held for sale	—	260
Loans	410,794	380,867
Allowance for loan losses	(3,371)	(3,203)

Loans, net	407,423	377,664

Other real estate owned	—	795
Premises and equipment, net	3,818	3,257
Cash surrender value of life insurance policies	18,713	11,670
Accrued interest receivable	1,527	1,589
Deferred income tax asset, net	5,739	5,647
Other assets	2,736	3,257

Total assets	$554,189	$545,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$38,483	$35,359
Interest-bearing	374,162	355,480

Total deposits	412,645	390,839
Federal Home Loan Bank advances	18,000	33,000
Accrued expenses and other liabilities	7,842	7,738

Total liabilities	438,487	431,577

Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 7,141,500 shares issued at September 30, 2011 and 2010	71	71
Additional paid-in capital	69,437	69,331
Retained earnings	53,677	50,606
Accumulated other comprehensive income	56	65
Unearned compensation—ESOP	(5,213)	(5,713)
Treasury stock, at cost; 168,300 shares at September 30, 2011	(2,326)	—

Total stockholders' equity	115,702	114,360

Total liabilities and stockholders' equity	$554,189	$545,937

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$20,048	$20,791	$21,962
Interest on debt securities:
Taxable	400	159	599
Other interest	132	136	30
Dividends on equity securities	10	—	23

Total interest and dividend income	20,590	21,086	22,614

Interest expense:
Interest on deposits	3,445	4,571	6,200
Interest on Federal Home Loan Bank advances	745	1,663	2,487

Total interest expense	4,190	6,234	8,687

Net interest and dividend income	16,400	14,852	13,927
Provision for loan losses	405	300	127

Net interest and dividend income, after provision for loan losses	15,995	14,552	13,800

Non-interest income:
Customer service fees	809	821	813
Loan servicing fees	40	46	28
Net gain on sales of mortgage loans	178	277	307
Net gain on sales of securities available-for-sale	—	210	208
Increase in cash surrender value of life insurance	543	421	391
Other income	150	165	69

Total non-interest income	1,720	1,940	1,816

Non-interest expense:
Salaries and employee benefits	8,322	7,424	7,079
Occupancy expense	857	797	766
Equipment expense	436	412	400
Professional fees	574	681	465
Advertising expense	240	140	185
Data processing expense	749	705	832
Deposit insurance expense	400	542	587
Contribution to Peoples Federal Savings Bank Charitable Foundation	—	5,290	—
Other expense	1,209	1,064	949

Total non-interest expense	12,787	17,055	11,263

Income (loss) before income taxes	4,928	(563)	4,353
Provision (benefit) for income taxes	1,857	(399)	1,681

Net income (loss)	$3,071	$(164)	$2,672

Weighted-average shares outstanding:
Basic	6,579,784	N/A	N/A
Diluted	6,579,784	N/A	N/A
Earnings per common share:
Basic	$0.47	N/A	N/A
Diluted	$0.47	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock				Accumulated Other Comprehensive (Loss) Income
			Additional Paid-In Capital	Retained Earnings		Unearned Compensation— ESOP	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands, except share amounts)
Balance at September 30, 2008	—	$—	$—	$48,366	$(92)	$—	$—	$48,274

Comprehensive income:
Net income	—	—	—	2,672	—	—	—	2,672
Change in net unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	265	—	—	265

Total comprehensive income								2,937

Cumulative effect of a change in accounting principle—initial application of ASC 715-60	—	—	—	(268)	—	—	—	(268)

Balance at September 30, 2009	—	—	—	50,770	173	—	—	50,943

Comprehensive loss:
Net loss	—	—	—	(164)	—	—	—	(164)
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(108)	—	—	(108)

Total comprehensive loss								(272)

Issuance of common stock for initial public offering, net of offering costs of $2,012	6,612,500	66	64,046	—	—	—	—	64,112
Issuance of common stock to Peoples Federal Savings Bank Charitable Foundation	529,000	5	5,285	—	—	—	—	5,290
Common stock acquired by ESOP						(5,713)		(5,713)

Balance at September 30, 2010	7,141,500	71	69,331	50,606	65	(5,713)	—	114,360

Comprehensive income:
Net income	—	—	—	3,071	—	—	—	3,071
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(9)	—	—	(9)

Total comprehensive income								3,062

Purchase of shares for Stock Repurchase plan (168,300 shares)	—	—	—	—	—	—	(2,326)	(2,326)
Common stock released by ESOP (28,566 shares)	—	—	—	—	—	286	—	286
Common stock held by ESOP committed to be released (21,425 shares)	—	—	106	—	—	214	—	320

Balance at September 30, 2011	7,141,500	$71	$69,437	$53,677	$56	$(5,213)	$(2,326)	$115,702

        Reclassification disclosure for the years ended September 30, 2011, 2010 and 2009:

	2011	2010	2009
Net unrealized (losses) gains on securities available for sale	$(16)	$29	$653
Reclassification adjustment for realized gains in net income	—	(210)	(208)

Other comprehensive (loss) income before income tax effect	(16)	(181)	445
Income tax benefit (expense)	7	73	(180)

Other comprehensive (loss) income, net of tax	$(9)	$(108)	$265

        Accumulated other comprehensive income as of September 30, 2011, 2010 and 2009 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,071	$(164)	$2,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Accretion) amortization of securities, net	(4)	12	11
Net gain on sales of securities available for sale	—	(210)	(208)
Provision for loan losses	405	300	127
Change in net deferred loan fees	(165)	(154)	110
Depreciation and amortization	380	379	392
Decrease (increase) in loans held for sale	260	(260)	—
Loss (gain) on sales of other real estate owned	30	—	(33)
Contribution of common stock to Peoples Federal Savings Bank Charitable Foundation	—	5,290	—
Decrease (increase) in accrued interest receivable	62	(45)	191
Income on cash surrender value of life insurance	(543)	(421)	(391)
Decrease (increase) in other assets	102	(1,712)	(94)
Increase in accrued expenses and other liabilities	329	317	977
Decrease (increase) in prepaid income taxes	419	(570)	(84)
Decrease in taxes payable	—	—	(159)
Deferred income tax benefit	(85)	(2,180)	(280)
ESOP expense	381	225	—

Net cash provided by operating activities	4,642	807	3,231

Cash flows from investing activities:
Activity in securities available-for-sale:
Sales	—	4,839	8,490
Purchases	(39,999)	(24,000)	—
Maturities, prepayments and calls	35,127	1,910	7,973
Activity in securities held-to-maturity:
Purchases	(19,954)	—	—
Maturities, prepayments and calls	245	—	—
Loan originations and principal collections, net	3,864	19,638	10,413
Purchased loans	(33,875)	(35,716)	—
Recovery of loans previously charged off	19	140	5
Investments in life insurance policies	(6,500)	—	—
Capital expenditures	(941)	(163)	(287)
Proceeds from sales of other real estate owned	758	—	20

Net cash (used in) provided by investing activities	(61,256)	(33,352)	26,614

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	5,218	12,684	89,791
Time deposits	16,588	11,691	(26,281)
Short-term advances	—	—	(6,000)
Proceeds from Federal Home Loan Bank advances	—	10,000	12,000
Payment of Federal Home Loan Bank advances	(15,000)	(35,000)	(28,060)
Proceeds from common stock offering	—	66,124	—
Costs of common stock offering	—	(2,012)	—
Common stock purchased by ESOP	—	(5,713)	—
Common stock repurchased	(2,326)	—	—

Net cash provided by financing activities	4,480	57,774	41,450

Net (decrease) increase in cash and cash equivalents	(52,134)	25,229	71,295
Cash and cash equivalents at beginning of year	113,863	88,634	17,339

Cash and cash equivalents at end of year	$61,729	$113,863	$88,634

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,235	$6,340	$8,748
Income taxes paid	1,523	2,351	2,204
Supplemental disclosures of non-cash financing and investing activities:
Transfers from loans to other real estate owned	164	795	367
Loans originated from sales of other real estate owned	171	—	380

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

        Peoples Federal Savings Bank (the "Bank"), was organized in 1888, and in 2005 reorganized into a mutual holding company structure. The Bank is headquartered in Brighton, Massachusetts. The Bank operates its business from seven banking offices located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline, West Newton and Norwood. The Bank is engaged principally in the business of providing a variety of financial services to individuals and small businesses primarily in the form of various deposit products and residential and commercial mortgage lending products.

        On July 6, 2010, in accordance with a Plan of Conversion (the "Conversion"), the mutual holding company and the Bank completed a mutual-to-stock conversion in which the Bank was reorganized into a federally-chartered stock savings bank under the operation of Peoples Federal Bancshares, Inc. (the "Company"), a stock holding company. In connection with the Conversion, the Company issued an aggregate of 7,141,500 shares of common stock, at an offering price of $10 per share. The Company's stock began trading on July 7, 2010 on the NASDAQ Capital Market, under the symbol "PEOP."

        Also, in connection with the Conversion, the Bank established and funded the Peoples Federal Savings Bank Charitable Foundation (the "Foundation") with 529,000 shares of the Company's common stock, which was equal to 8% of the shares issued in the stock offering. This contribution resulted in recognition of expense in the quarter ended September 30, 2010, based on the $10 per share offering price. The Foundation supports charitable causes and community development activities in the Bank's areas of operations. The net proceeds from the stock offering, net of offering costs of $2,012,000, amounted to $64,112,000. Also, in connection with the Conversion, the Bank established an employee stock ownership plan (the "ESOP"), which purchased 571,320 shares of the Company's common stock at a price of $10 per share.

        As part of the Conversion, the Company established a liquidation account and the Bank established a parallel liquidation account. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

NOTE 2—ACCOUNTING POLICIES

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

Use of Estimates

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Basis of Presentation

        The consolidated financial statements include the accounts of Peoples Federal Bancshares, Inc. and its wholly-owned subsidiary, Peoples Federal Savings Bank. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest-bearing demand deposits with other banks, money market mutual funds, federal funds sold and Federal Home Loan Bank—overnight deposit.

        Cash and due from banks as of September 30, 2011 and 2010 includes $5,386,000 and $5,310,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

        As of September 30, 2011 and 2010, the Company has $9,708,000 and $25,708,000 on deposit with the Federal Home Loan Bank of Boston, representing approximately 8.4% and 22.5% of total stockholders' equity of the Company.

Securities

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

        Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of stockholders' equity. They are merely disclosed in the notes to the consolidated financial statements.

        Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of stockholders' equity until realized.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Securities (Concluded)

        Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

Federal Home Loan Bank of Boston stock, at cost

        As a member of the Federal Home Loan Bank (the "FHLB"), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member's Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of Member's Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The stock investment base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 4.5% of a member's outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. Management evaluates the Bank's investment in FHLB of Boston stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB of Boston as of September 30, 2011, management deems its investment in FHLB of Boston stock to be not other-than-temporarily impaired. On December 8, 2008, the FHLB of Boston announced a moratorium on repurchases of excess stock held by its members. The moratorium will remain in effect indefinitely.

Loans Held for Sale

        Loans held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

Loans

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

        Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Loans (Concluded)

        Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash and in the process of collection. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component

        The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

        The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

        Residential real estate:    The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

        Commercial real estate:    Loans in this segment are primarily income-producing properties throughout Eastern Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

        Construction loans:    Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

        Commercial loans:    Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

        Consumer loans:    Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Specific Component

        The specific component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment evaluation, unless such loans are subject to a troubled debt restructuring agreement or have been identified as impaired as part of a larger customer relationship.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Concluded)

        The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are classified as impaired.

Unallocated Component

        An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Servicing

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

Premises and Equipment

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Other Real Estate Owned and In-substance Foreclosures

        Other real estate owned includes properties acquired through foreclosure or in lieu of foreclosure. These properties are initially carried at estimated fair value of the asset less estimated costs to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are included in other expense.

Bank Owned Life Insurance

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

Advertising

        The Company directly expenses costs associated with advertising as they are incurred.

Income Taxes

        The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

Earnings Per Share

        When presented, Basic Earnings Per Share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the formation of the Company was completed on July 6, 2010, earnings per share data is not meaningful for the years ended September 30, 2010 and 2009 and is therefore not presented.

        Unallocated common shares held by the ESOP and treasury shares are shown as a reduction in stockholders' equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. During the year ended September 30, 2011, there were no dilutive securities.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Earnings Per Share (Concluded)

        Earnings per common share have been computed based on the following:

	Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$3,071	N/A	N/A

Average number of common shares issued	7,141,500	N/A	N/A
Less: Average treasury shares	(17,280)	N/A	N/A
Less: Average unallocated ESOP shares	(544,436)	N/A	N/A

Average number of common shares outstanding used to calculate basic and diluted earnings per common share	6,579,784	N/A	N/A

Earnings per common share (basic and diluted)	$0.47	N/A	N/A

Fair Value of Financial Instruments

        ASC 825, "Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

        Cash and cash equivalents:    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Concluded)

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

Employee Stock Ownership Plan

        The Company established an employee stock ownership plan ("ESOP") as part of its stock issuance on July 6, 2010. The ESOP is accounted for in accordance with ASC 718-40, "Compensation—Stock Compensation—Employee Stock Ownership Plan." Under ASC 718-40, unearned ESOP shares are not considered outstanding and are therefore not taken into account when computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders' equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders' equity is increased by a corresponding amount. The loan to the ESOP will be repaid principally from the Bank's contributions to the ESOP over a period of 20 years.

Treasury Stock

        Common stock shares repurchased are recorded as treasury stock at cost.

        On July 20, 2011, the Company adopted a stock repurchase program. Under the repurchase program the Company may repurchase up to 357,075 shares of its common stock, or 5% of the current outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. As of September 30, 2011, the Company has repurchased 168,300 shares of its common stock under the repurchase program.

Recent Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 11. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

        In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This ASU is created to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance had a material impact on the Company's disclosures for the period ending September 30, 2011 and is included in Note 4.

        In December 2010, the FASB issued ASU 2010-28, "Intangibles—Goodwill and Other." This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010. The adoption of this guidance did not have an impact of the Company's results of operations or financial position.

        In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations." This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance is not expected to have material impact on the Company's results of operations and financial position.

        In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company adopted this ASU effective July 1, 2011 and this guidance did not have an impact of the Company's results of operations or financial position.

        In April 2011, the FASB issued ASU 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards." The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Concluded)

Recent Accounting Pronouncements (Concluded)

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management is currently analyzing the impact of this guidance on the required disclosures to the Company's financial statements.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other," an update to ASC 350, "Intangibles—Goodwill and Other." ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

        In September 2011, the FASB issued ASU 2011-09, "Disclosures About an Employer's Participation in a Multiemployer Plan," which amends ASC 715-80, "Compensation—Retirement Benefits—Multiemployer Plans," and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. This objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer's participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The adoption of this ASU will require additional disclosures in the footnotes to the Company's consolidated financial statements for the year ended September 30, 2012.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SECURITIES

        Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of investment securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$27,999	$69	$13	$28,055
Mortgage-backed securities	359	38	—	397

Total securities available-for-sale	$28,358	$107	$13	$28,452

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities Held-to-Maturity
Mortgage-backed securities	$19,713	$240	$28	$19,925

Total securities held-to-maturity	$19,713	$240	$28	$19,925

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$23,000	$66	$—	$23,066
Mortgage-backed securities	486	44	—	530

Total securities available-for-sale	$23,486	$110	$—	$23,596

        As of September 30, 2011 and 2010, all mortgage-backed securities held by the Company were issued by the FHLMC, GNMA or FNMA.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SECURITIES (Continued)

        The scheduled maturities of debt securities were as follows as of September 30, 2011. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$1,000	$1,007	$—	$—
Due after 1 year through 5 years	26,999	27,048	—	—

	27,999	28,055	—	—
Mortgage-backed securities	359	397	19,713	19,925

	$28,358	$28,452	$19,713	$19,925

        There were no sales of securities available for sale for the year ended September 30, 2011. For the years ended September 30, 2010 and 2009, proceeds from sales of securities available-for-sale amounted to $4,839,000 and $8,490,000, respectively. Gross realized gains on those sales amounted to $210,000 and $208,000, respectively, with no realized losses. The tax expense applicable to these net realized gains for the years ended September 30, 2010 and 2009 amounted to $86,000 and $85,000, respectively.

        There were no securities of issuers with an amortized cost basis or fair value which exceeded 10% of stockholders' equity as of September 30, 2011 and 2010.

        As of September 30, 2011 and 2010, securities with carrying amounts totaling $48,165,000 and $23,596,000, respectively, were pledged to secure FHLB borrowings.

        The fair values and unrealized losses of securities, segregated by length of impairment are as follows at September 30, 2011:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$13	$7,986	$—	$—

	$13	$7,986	$—	$—

Securities Held-to-Maturity
Mortgage-backed securities	$28	$9,056	$—	$—

	$28	$9,056	$—	$—

        At September 30, 2011, eight debt securities have unrealized losses for less than twelve months with aggregate depreciation of 0.24% from the amortized cost of these securities.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SECURITIES (Concluded)

        At September 30, 2011, the unrealized losses on the Company's debt securities and mortgage-backed securities were attributable to changes in market interest rates. These securities are guaranteed or issued by government sponsored enterprises with strong credit ratings. The principal is not at risk at this point since the Company does not anticipate selling any of these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis or maturity. Based on the review of the investment portfolio, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

        The Company did not have any impaired investments at September 30, 2010.

NOTE 4—LOANS

        The loan portfolio consists of the following:

	September 30,
	2011	2010
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$253,872	$239,257
Multi-family	61,881	47,880
Commercial real estate	71,668	67,901
Construction loans	14,297	19,384

Total mortgage loans	401,718	374,422
Consumer loans	4,583	2,113
Commercial loans	4,448	4,452

Total loans	410,749	380,987
Deferred loan origination costs (fees), net	45	(120)
Allowance for loan losses	(3,371)	(3,203)

Loans, net	$407,423	$377,664

        Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the years ended September 30, 2011 and 2010.

        Information pertaining to the activity of loans to directors and executive officers is as follows:

	September 30,
	2011	2010
	(In thousands)
Balance at beginning of year	$1,668	$2,097
Principal additions	441	59
Principal payments	(101)	(488)

Balance at end of year	$2,008	$1,668

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

        The following table sets forth information regarding the allowance for loan losses and principal of loans by portfolio segment:

	Years Ended September 30,
	2011								2010	2009
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total	Amount	Amount
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,481	$502	$684	$340	$42	$40	$114	$3,203	$3,204	$3,208
Provision (benefit) for loan losses	215	99	29	(48)	85	12	13	405	300	127
Recoveries of loans previously charged-off	—	—	3	—	15	1	—	19	140	5

	1,696	601	716	292	142	53	127	3,627	3,644	3,340
Loans charged off	(146)	—	(46)	—	(51)	(13)	—	(256)	(441)	(136)

Balance at end of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371	$3,203	$3,204

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$40
Collectively evaluated for impairment	1,550	601	670	292	91	40	127	3,371	3,203	3,164

	$1,550	$601	$670	$292	$91	$40	$127	$3,371	$3,203	$3,204

Loans ending balances:
Individually evaluated for impairment	$—	$—	$2,590	$1,866	$—	$—		$4,456	$4,022	$6,498
Collectively evaluated for impairment	253,872	61,881	69,078	12,431	4,583	4,448		406,293	376,965	359,647

	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448		$410,749	$380,987	$366,145

        Included in impaired loans are troubled debt restructured commercial real estate and construction loans in the amounts of $1,919,000 and $1,866,000, respectively, at September 30, 2011. During the year ended September 30, 2011, the Bank did not restructure any loans that constituted a troubled debt restructuring.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

        The following table sets forth information regarding nonaccrual loans and past-due loans:

	Age Analysis of Past Due Loans
								September 30, 2010
	Year Ended September 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Total Non-Accrual Loans	Total Non-Accrual Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$1,140	$2,541	$3,681	$250,191	$253,872	$2,541	$1,954
Multi-family	—	186	—	186	61,695	61,881	—	—
Commercial real estate	134	1,919	671	2,724	68,944	71,668	671	225
Construction loans	—	—	—	—	14,297	14,297	—	—

Total mortgage loans	134	3,245	3,212	6,591	395,127	401,718	3,212	2,179
Consumer loans	16	—	38	54	4,529	4,583	38	1
Commercial loans	—	—	—	—	4,448	4,448	—	—

Total	$150	$3,245	$3,250	$6,645	$404,104	$410,749	$3,250	$2,180

        There were no loans 90 days or more past due and still accruing at September 30, 2011 and 2010.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

        Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—
Multi-family	—	—	—
Commercial real estate	2,590	2,590	—
Construction loans	1,866	1,866	—
Consumer loans	—	—	—
Commercial loans	—	—	—

	$4,456	$4,456	$—

Impaired loans with a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—
Multi-family	—	—	—
Commercial real estate	—	—	—
Construction loans	—	—	—
Consumer loans	—	—	—
Commercial loans	—	—	—

	$—	$—	$—

Total impaired loans:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—
Multi-family	—	—	—
Commercial real estate	2,590	2,590	—
Construction loans	1,866	1,866	—
Consumer loans	—	—	—
Commercial loans	—	—	—

	$4,456	$4,456	$—

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

	September 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired loans without a valuation allowance	$4,022	$4,022	$—
Impaired loans with a valuation allowance	$—	$—	$—

Total impaired loans	$4,022	$4,022	$—

	Year Ended September 30, 2011
		Interest Income Recognized
	Average Recorded Investment
		Total	Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$875	$45	$—
Multi-family	—	—	—
Commercial real estate	2,734	120	1
Construction loans	1,493	90	—
Consumer loans	—	—	—
Commercial loans	—	—	—

	$5,102	$255	$1

Impaired loans with a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—
Multi-family	—	—	—
Commercial real estate	—	—	—
Construction loans	—	—	—
Consumer loans	—	—	—
Commercial loans	—	—	—

	$—	$—	$—

Total impaired loans:
Mortgage loans:
Residential loans:
One-to four-family	$875	$45	$—
Multi-family	—	—	—
Commercial real estate	2,734	120	1
Construction loans	1,493	90	—
Consumer loans	—	—	—
Commercial loans	—	—	—

	$5,102	$255	$1

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

	Years Ended September 30,
	2010	2009
	(In thousands)
Average recorded investment in impaired loans during the year ended September 30	$4,990	$3,354

Related amount of interest income recognized during the time, in the year ended September 30, that the loans were impaired
Total recognized	$564	$91

Amount recognized using the cash-basis method of accounting	$423	$80

Credit Quality Indicators

        The Company utilizes an eight grade internal loan risk rating system for loans as follows:

        Loans rated 1 - 4:    Loans in these categories are considered "pass" rated loans with low to average risk.

        Loans rated 5:    Loans in this category are considered "special mention." These loans are starting to show signs of potential weakness and are being closely monitored by management.

        Loans rated 6:    Loans in this category are considered "substandard." Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

        Loans rated 7:    Loans in this category are considered "doubtful." Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

        Loans rated 8:    Loans in this category are considered uncollectible "loss" and of such little value that their continuance as loans is not warranted.

        On an annual basis, or more often if needed, the Company formally reviews the risk ratings on all loans. Management uses the results of these reviews as part of its annual review process.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Concluded)

        The following table presents the Company's loans by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2011
	One-to Four- family	Multi- Family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$250,344	$57,258	$67,008	$11,002	$4,583	$3,949	$394,144
Special Mention	741	—	—	3,295	—	—	4,036
Substandard	2,787	4,623	4,660	—	—	499	12,569
Doubtful	—	—	—	—	—	—	—
Loss	—	—		—	—	—	—

Total	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448	$410,749

        At September 30, 2011, substandard loans include performing troubled debt restructured commercial real estate and construction loans in the amounts of $1,919,000 and $1,866,000, respectively.

        At September 30, 2011, substandard loans include a non-performing commercial real estate loan classified as impaired in the amount of $671,000.

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. As of September 30, 2011 and 2010, the Company serviced loans for others with unpaid principal balances of $50,716,000 and $55,776,000, respectively.

        The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowances:

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Mortgage servicing rights:
Balance, beginning of period	$189	$142	$69
Capitalized	78	122	162
Amortization	(85)	(75)	(89)

Balance, end of period	182	189	142

Valuation allowance:
Balance, beginning of period	$31	$6	$1
Additions	22	29	23
Reductions	(30)	(4)	(18)

Balance, end of period	23	31	6

Mortgage servicing rights, net	$159	$158	$136

Fair value of mortgage servicing rights	$260	$254	$166

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	September 30,
			Estimated Useful Life
	2011	2010
	(In thousands)
Land	$566	$566	N/A
Building and building improvements	5,952	5,934	3 - 42 years
Furniture and equipment	2,669	2,383	1 - 10 years
Leasehold improvements	957	320	5 - 10 years

	10,144	9,203
Accumulated depreciation and amortization	(6,326)	(5,946)

	$3,818	$3,257

NOTE 6—DEPOSITS

        The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2011 and 2010 was $66,270,000 and $52,781,000, respectively. Generally, deposits in excess of $250,000 are not federally insured.

        Maturities of time deposits for each of the fiscal years ending after September 30 are as follows:

	September 30,
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$94,166	1.16%	$81,025	1.42%
Over 1 year to 2 years	33,336	1.59	32,776	1.93
Over 2 years to 3 years	7,967	2.29	5,502	2.60
Over 3 years to 4 years	5,156	2.01	4,734	2.59

	$140,625	1.36%	$124,037	1.65%

        Deposits from related parties held by the Company as of September 30, 2011 and 2010 amounted to $4,963,000 and $4,351,000, respectively.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

        Advances consist of funds borrowed from the FHLB of Boston.

        Maturities of advances from the FHLB for the fiscal years ending after September 30 are summarized as follows:

	September 30,
	2011			2010
	Amount		Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Advances maturing:
2011	$—		—%	$15,000	3.62%
2012	3,000		3.06	3,000	3.06
2013	3,000	(a)	3.16	3,000	3.16
2014	12,000		2.77	12,000	2.77

Total FHLB Advances	$18,000		2.88%	$33,000	3.22%

(a)
Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49%.

        Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties and other qualified assets.

NOTE 8—LEASE COMMITMENTS

        The Company is obligated under non-cancelable operating lease commitments for bank premises extending to 2021. The leases are reported under the straight-line method under the terms of the agreement. The leases contain renewal options. The cost of such renewals is not included below. Lease expense, excluding applicable real estate taxes and operating cost charges, was $89,000, $60,000 and $60,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

        The required future minimum rental payments under the terms of the lease agreements are as follows at September 30, 2011:

Years Ending September 30,	Amount
(In thousands)
2012	$145
2013	145
2014	145
2015	145
2016	104
Thereafter	366

$1,050

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

        The components of income tax expense (benefit) are as follows:

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Current:
Federal	$1,459	$1,324	$1,394
State	483	457	567

Total current provision	1,942	1,781	1,961

Deferred:
Federal	(66)	(1,630)	(330)
State	(19)	(550)	50

Total deferred benefit	(85)	(2,180)	(280)

Total tax expense (benefit)	$1,857	$(399)	$1,681

        The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended September 30,
	2011	2010	2009
Federal income tax at statutory rate	34.0%	(34.0)%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax	6.2	(10.8)	9.4
Cash surrender value of bank owned life insurance	(3.7)	(25.4)	(3.1)
Other, net	1.2	(0.6)	(1.7)

Effective tax rate	37.7%	(70.8)%	38.6%

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Concluded)

        The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

	2011	2010
	(In thousands)
Deferred tax assets:
Accumulated depreciation	$383	$436
Allowance for loan losses	1,346	1,279
Deferred loan fees, net	—	48
Contribution to Peoples Federal Savings Bank Charitable Foundation	1,897	2,115
ESOP	81	—
Director and executive retirement agreements and deferred compensation plans	1,975	1,763
Other	176	113

Gross deferred tax assets	5,858	5,754

Deferred tax liabilities:
Mortgage servicing rights	(63)	(62)
Deferred loan costs, net	(18)	—
Net unrealized holding gain on securities available-for-sale	(38)	(45)

Gross deferred tax liabilities	(119)	(107)

Net deferred tax asset	$5,739	$5,647

        Deferred tax assets as of September 30, 2011 and 2010 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

        The federal income tax reserve for loan losses at the Company's base year is approximately $3,444,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve to absorb only loan losses, a deferred tax liability of approximately $1,376,000 has not been provided.

        It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2011 and 2010, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2008 through September 30, 2011.

NOTE 10—OFF-BALANCE SHEET ACTIVITIES

        The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—OFF-BALANCE SHEET ACTIVITIES (Concluded)

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

        Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	September 30,
	2011	2010
	(In thousands)
Commitments to originate loans	$4,654	$5,258
Unadvanced portions of loans:
Construction loans	3,893	2,999
Commercial real estate lines of credit	4,899	4,337
Home equity lines of credit	17,248	18,246
Consumer loans	601	631
Commercial loans	4,640	5,074

	$35,935	$36,545

        There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

NOTE 11—FAIR VALUE MEASUREMENTS

        ASC 820-10, "Fair Value Measurements and Disclosures," provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

        In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

        Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

        Level 3—Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

        A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value for September 30, 2011 and 2010.

        The Company's cash instruments and trading securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

        The Company's investment in securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument's terms and conditions.

        Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

        The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

        Other real estate owned values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs fair values are based on management's estimates.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis

        The following summarizes assets measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$807	$—	$—	$807
Securities available-for-sale	—	28,452	—	28,452

Total assets	$807	$28,452	$—	$29,259

	September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$712	$—	$—	$712
Securities available-for-sale	—	23,596	—	23,596

Total assets	$712	$23,596	$—	$24,308

        There were no transfers between Level 1 and Level 2 assets for the years ended September 30, 2011 and 2010.

Assets Measured at Fair Value on a Nonrecurring Basis

        Under certain circumstances the Company makes adjustments to fair value of its assets and liabilities, although they are not measured at fair value on an ongoing basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

        At September 30, 2011 and 2010, there were no assets or liabilities measured at fair value on a non-recurring basis.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—FAIR VALUE MEASUREMENTS (Concluded)

Summary of Fair Values of Financial Instruments

        The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

	September 30,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$61,729	$61,729	$113,863	$113,863
Trading securities	807	807	712	712
Securities available-for-sale	28,452	28,452	23,596	23,596
Securities held-to-maturity	19,713	19,925	—	—
Federal Home Loan Bank stock	4,339	4,339	4,339	4,339
Loans held for sale	—	—	260	263
Loans, net	407,423	419,351	377,664	373,202
Accrued interest receivable	1,527	1,527	1,589	1,589
Financial liabilities:
Deposits	412,645	413,886	390,839	391,707
Federal Home Loan Bank advances	18,000	18,690	33,000	33,987

        The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for trading securities which are included in other assets. Accounting policies related to financial instruments are described in Note 2.

NOTE 12—SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

        Most of the Company's business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 13—REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—REGULATORY MATTERS (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to adjusted tangible assets (as defined). Management believes, as of September 30, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

        As of September 30, 2011 and 2010, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2011:
Total Capital (to Risk Weighted Assets)	$84,231	23.81%	28,313	8.0%	$35,391	10.0%
Tier 1 Capital (to Risk Weighted Assets)	80,860	22.86	14,155	4.0	21,232	6.0
Core Capital (to Adjusted Total Assets)	80,860	14.61	16,615	3.0	27,692	5.0
Tangible Capital (to Adjusted Tangible Assets)	80,860	14.61	8,308	1.5	N/A	N/A
September 30, 2010:
Total Capital (to Risk Weighted Assets)	$80,158	24.43%	26,245	8.0%	$32,806	10.0%
Tier 1 Capital (to Risk Weighted Assets)	76,955	23.46	13,122	4.0	19,684	6.0
Core Capital (to Adjusted Total Assets)	76,955	14.11	16,365	3.0	27,276	5.0
Tangible Capital (to Adjusted Tangible Assets)	76,955	14.11	8,183	1.5	N/A	N/A

        The Bank's capital under generally accepted accounting principles is reconciled as follows:

	September 30,
	2011	2010
	(In thousands)
Total stockholders' equity per Bank	$80,932	$77,036
Adjustments to Tier 1 capital:
Unrealized gains on available-for-sale securities, net of tax	(56)	(65)
Mortgage servicing asset disallowed	(16)	(16)

Total Tier 1 capital	80,860	76,955

Adjustments to total risk-based capital:
Allowance for loan losses	3,371	3,203

Total risk-based capital per regulatory reporting	$84,231	$80,158

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—REGULATORY MATTERS (Concluded)

        The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. The Bank will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would be to reduce the regulatory capital of the Bank to an amount below amounts required under OCC rules and regulations.

        Under such restrictions, the Bank may not, without prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends as of September 30, 2011, that the Bank could declare without approval of the OCC amounted to $6,737,000.

NOTE 14—EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

        The Company provides pension benefits for its employees through participation in the Pentegra Defined Benefit Plan for Financial Institutions, a non-contributory multi-employer defined benefit plan (the "Plan"). The Plan covers all salaried employees who are at least twenty-one years of age with at least one year of employment with the Company. The Plan is funded by contributions based on actuarial calculations. As is the case with multi-employer plans, separate actuarial valuations are not made with respect to each employer. No employees hired on or after July 1, 2010 are eligible to participate in the Plan.

        The Company's pension cost under the Plan was $878,000, $595,000 and $473,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

Defined Contribution Plan

        Until May 1, 2010, the Bank participated in the Pentegra Defined Contribution Plan for Financial Institutions. In connection with the Conversion, effective May 1, 2010, plan assets attributable to Bank employees were transferred from the Pentegra multi-employer plan to the Peoples Federal Savings Bank 401(k) plan, a single employer plan. Under this plan, participants can elect to invest their account balances in Company stock. The plan permits an employee to contribute a percentage of his or her wages to the plan on a tax-deferred basis subject to federal limitations. The Company matches the employee's contribution at an amount equal to 50% of the contribution for the first 6% of the employee's compensation.

        The Company's cost under the 401(k) plan was $85,000, $84,000 and $77,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

        The Company provides a nonqualified deferred compensation plan to a select group of management and directors providing an opportunity to defer a specified amount of their cash compensation. The Company's obligations under this plan are non-funded for tax purposes and for purposes of Title I of ERISA, and they are unsecured general obligations of the Company to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS (Continued)

Deferred Compensation Plan (Concluded)

        The Company has an investment in a Rabbi Trust in connection with the nonqualified deferred compensation plan. The assets in the Rabbi Trust have been included in the Company's consolidated balance sheets in other assets as of September 30, 2011 and 2010 and are available to the general creditors of the Company in the event of the Company's insolvency. The assets of the Rabbi Trust are mutual funds classified as trading securities, and totaled $807,000 and $712,000 as of September 30, 2011 and 2010, respectively. The Company contributed $33,000 and $44,000 to the Rabbi Trust for the years ended September 30, 2011 and 2010, respectively.

Retirement and Salary Continuation Agreements

        The Company entered into Director Retirement Agreements and Salary Continuation Agreements with certain directors and senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. The total liability for the Director Retirement Agreements and the Salary Continuation Agreements included in other liabilities was $3,470,000 and $3,008,000 at September 30, 2011 and September 30, 2010, respectively, and expenses under these agreements were $461,000, $531,000 and $666,000 for the years ended September 30, 2011, 2010 and 2009, respectively. There were no benefit payments made to beneficiaries under these agreements during fiscal 2011, 2010 and 2009.

        The Company has a supplemental retirement plan with a former executive whereby the amounts paid under this plan commenced upon the executive's retirement and continue for his lifetime. The Company has purchased life insurance contracts in connection with this agreement. The charge to employee benefits expense in connection with this plan amounted to $37,000, $55,000 and $35,000 for the years ended September 30, 2011, 2010 and 2009, respectively. The liability for this supplemental retirement plan was $667,000 and $695,000 at September 30, 2011 and 2010, respectively. Benefit payments made to the former executive amounted to $64,000 for each of the years ended September 30, 2011 and 2010.

Supplemental Retirement Agreements

        The Company provides postretirement medical benefits for executives, one retired, effective December 31, 2009 under separate individual agreements. The liability included in other liabilities was $173,000 and $145,000 at September 30, 2011 and 2010, respectively. The related expense for the years ending September 30, 2011, 2010 and 2009 amounted to $28,000, $60,000 and $85,000, respectively.

        In 2009, the Company adopted guidance within ASC 715-60, "Compensation—Retirement Benefits—Defined Benefit Plans—Other Postretirement," and recognized a liability for the Company's future postretirement benefit obligations under the endorsement split-dollar life insurance arrangements. The Company recognized this change in accounting principle as a cumulative effect adjustment to retained earnings in the amount of $268,000. The total liability for the arrangements included in other liabilities was $335,000 at September 30, 2011 and $242,000 at September 30, 2010. Expense (benefit) under this arrangement was $93,000, ($44,000) and $18,000 for the years ending September 30, 2011, 2010 and 2009, respectively.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS (Continued)

Employee Stock Ownership Plan

        The Company established an ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the Peoples Federal Savings Bank Employee Stock Ownership Trust in the amount of $5,713,000, which was used to purchase 571,320 shares of the Company's common stock at a price of $10.00 per share. The loan bears an interest rate equal to the Wall Street Journal Prime Rate, adjusted annually, and provides for annual payments of interest and principal over the 20 year term of the loan. The interest rate is 3.25%.

        At September 30, 2011, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending September 30,	Amount
(In thousands)
2012	$211
2013	217
2014	224
2015	232
2016	239
Thereafter	4,294

$5,417

        The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to the participants, as principal and interest payments are made by the ESOP to the Company.

        Shares released are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares shall be reallocated among other participants in the Plan. Cash dividends paid on allocated shares will be distributed, at the direction of the Bank, to participants' accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid. Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

        Shares held by the ESOP include the following:

	September 30,
	2011	2010
Allocated	28,566	—
Committed to be released	21,425	—
Unallocated	521,329	571,320

	571,320	571,320

        At September 30, 2011 and 2010, the fair value of unallocated ESOP shares was $6,689,000 and $6,142,000, respectively. As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released. Total expense recognized in connection with the ESOP was $381,000 and $225,000 for the years ending September 30, 2011 and 2010, respectively.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS (Concluded)

Stock Based Compensation Plan

        On August 16, 2011, the stockholders of the Company approved the Company's 2011 Equity Incentive Plan (the "Stock Plan"). Under the Stock Plan, the Company may grant options or restricted stock awards to its employees and directors for up to 999,810 shares of its common stock. Both incentive options and non-qualified options may be granted under the Stock Plan. The exercise price of each option shall not be less than the fair market value of the Company's common stock on the date of the grant; and the maximum term of each option is ten years (or five years with respect to incentive stock options granted to an employee who is a 10% stockholder).

        Under the Company's Stock Plan, the Company may issue shares of its common stock as Restricted Stock Awards or Restricted Stock Unit Awards to its employees and directors. The maximum number of shares that may be issued under the Stock Plan as Restricted Stock Awards or Restricted Stock Unit Awards is 357,075 shares. Restricted Stock means a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance conditions. A Restricted Stock Unit Award is similar, except no shares are actually granted on the grant date.

        As of September 30, 2011, there were no Stock Options, Restricted Stock Awards or Restricted Stock Unit Awards granted under the Stock Plan.

NOTE 15—CHANGE IN CONTROL AGREEMENTS

        The Company has employment agreements ("Agreements") with four executive officers. Under the terms of the Agreements, upon the occurrence of a change in control, as defined in the Agreements, followed by executive termination of employment, the Company shall pay the executive, as severance pay or liquidated damages, or both, the greater of (1) the executive's base salary and incentive compensation that would have been paid to executive for the remaining term of the Agreement plus the value of all employee benefits that would have been provided to executive for the remaining term of the Agreement, or (2) three times the executive's average annual compensation over the five most recently completed calendar years ending with the year immediately preceding the effective date of the change in control.

NOTE 16—RECLASSIFICATION

        Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following financial information pertains to the Peoples Federal Bancshares, Inc., (Parent Company Only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	September 30,
	2011	2010
	(In thousands)
ASSETS
Cash on deposit with Peoples Federal Savings Bank	$29,581	$32,031
Investment in subsidiary, Peoples Federal Savings Bank	80,978	77,036
Loan to Peoples Federal Savings Bank ESOP	5,417	5,713
Deferred tax asset	353	339
Other assets	271	91

Total assets	$116,600	$115,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$898	$850
Stockholders' equity	115,702	114,360

Total liabilities and stockholders' equity	$116,600	$115,210

Condensed Statements of Operations

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Interest and dividend income:
Interest income	$177	$45	$—
Non-interest expense:
Salaries and employee benefits	627	637	20
Other operating expense	193	23	661

Total non-interest expense	820	660	681

Loss before income taxes and equity in undistributed earnings of subsidiary	(643)	(615)	(681)
Income tax benefit	(263)	(296)	(222)

Loss before undistributed earnings of subsidiary	(380)	(319)	(459)
Equity in undistributed earnings of subsidiary	3,451	155	3,131

Net income (loss)	$3,071	$(164)	$2,672

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

Condensed Statements of Cash Flows

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,071	$(164)	$2,672
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(3,451)	(155)	(3,131)
Deferred income tax benefit	(14)	(81)	(77)
Decrease (increase) in prepaid taxes	29	(44)	201
(Decrease) increase in accrued taxes	—	(51)	51
Increase in due from subsidiary	(78)	(34)	(8)
(Increase) decrease in other assets	(25)	8	(8)
Increase in other liabilities	48	91	225

Net cash used in operating activities	(420)	(430)	(75)

Cash flows from investing activities:
Investment in subsidiary	—	(26,710)	—
ESOP loan	—	(5,713)	—
ESOP principal payments received	296	—	—

Net cash provided by (used in) investing activities	296	(32,423)	—

Cash flows from financing activities:
Common stock repurchased	(2,326)	—	—
Net proceeds from issuance of common stock	—	64,112	—

Net cash (used in) provided by financing activities	(2,326)	64,112	—

Net (decrease) increase in cash and cash equivalents	(2,450)	31,259	(75)
Cash and cash equivalents at beginning of period	32,031	772	847

Cash and cash equivalents at end of period	$29,581	$32,031	$772

        The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2011, 2010 and 2009, and therefore are not reprinted here.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

NOTE 18—QUARTERLY DATA (UNAUDITED)

	Years Ended September 30,
	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$5,132	$5,103	$5,160	$5,195	$5,185	$5,179	$5,515	$5,207
Interest expense	978	1,058	1,019	1,135	1,333	1,540	1,568	1,793

Net interest income	4,154	4,045	4,141	4,060	3,852	3,639	3,947	3,414
Provision for loan losses	65	120	160	60	—	—	300	—

Net interest income, after provision for loan losses	4,089	3,925	3,981	4,000	3,852	3,639	3,647	3,414
Total non-interest income	299	445	437	539	488	430	371	651
Total non-interest expense	3,360	3,166	3,161	3,100	8,973	2,812	2,619	2,651

Income (loss) before income taxes	1,028	1,204	1,257	1,439	(4,633)	1,257	1,399	1,414
Provision (benefit) for income taxes	469	493	433	462	(1,971)	478	538	556

Net income (loss)	$559	$711	$824	$977	$(2,662)	$779	$861	$858

Weighted-average shares outstanding:
Basic	6,576,421	6,610,650	6,603,508	6,579,702	N/A	N/A	N/A	N/A
Diluted	6,576,421	6,610,650	6,603,508	6,579,702	N/A	N/A	N/A	N/A
Earnings per common share:
Basic	$0.09	$0.11	$0.12	$0.15	N/A	N/A	N/A	N/A
Diluted	$0.09	$0.11	$0.12	$0.15	N/A	N/A	N/A	N/A

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company's President, its Chief Executive Officer, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2011. Based on such evaluation, the President, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and other members of its senior management team, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011. Additionally, based upon management's assessment there were no material weaknesses in internal control over financial reporting as of September 30, 2011.

Changes in Internal Controls Over Financial Reporting.

        There have been no changes in the Company's internal control over financial reporting during the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.pfsb.com.

        Information concerning directors and executive officers of the Company is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Proposal I—Election of Directors."

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons" and "Board Independence."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Proposal II—Ratification of Appointment of Auditor."

PART IV

ITEM 15.    EXHIBITS

Exhibit No.		Description
2		Plan of Conversion and Reorganization (incorporated by reference to Exhibit 2 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

3.1		Articles of Incorporation of Peoples Federal Bancshares, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

3.2		Bylaws of Peoples Federal Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

3.3		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 27, 2010.)

4		Form of Common Stock Certificate of Peoples Federal Bancshares, Inc. (incorporated by reference to Exhibit 4 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.1	+	Amended and Restated Employment Agreements with Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.2	+	Employment Agreement with Mr. Sullivan, Jr. dated September 21, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.3	+	Amended and Restated Employment Agreements with Thomas J. Leetch, Jr. (incorporated by reference to Exhibit 10.2 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.4	+	Employment Agreement with Mr. Leetch, Jr. dated September 21, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.5	+	Amended and Restated Employment Agreements with James J. Gavin (incorporated by reference to Exhibit 10.3 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.6	+	Employment Agreement with Mr. Gavin dated September 21, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.7	+	Employment Agreement with Mr. Lake dated September 21, 2010 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on September 21, 2010.)

10.8	+	Proposed Employment Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.9	+	Salary Continuation Agreement for Maurice H. Sullivan, Jr., as amended (incorporated by reference to Exhibit 10.5 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

Exhibit No.		Description
10.10	+	Second Amendment to Salary Continuation Agreement between the Bank and Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.11	+	Salary Continuation Agreement for Thomas J. Leetch, Jr., as amended (incorporated by reference to Exhibit 10.6 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.12	+	Second Amendment to Salary Continuation Agreement between the Bank and Thomas J. Leetch, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.13	+	Salary Continuation Agreement for James J. Gavin, as amended (incorporated by reference to Exhibit 10.7 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.14	+	Second Amendment to Salary Continuation Agreement between the Bank and James J. Gavin (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.15	+	Salary Continuation Agreement for Christopher Lake, as amended*

10.16	+	Second Amendment to Salary Continuation Agreement between the Bank and Christopher Lake (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.17	+	Voluntary Deferred Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.8 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.18	+	Proposed Amended and Restated Voluntary Deferred Compensation and Supplemental Employment Stock Ownership Plan (incorporated by reference to Exhibit 10.9 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.19	+	Peoples Federal Bancshares, Inc. and Peoples Federal Savings Bank Amended and Restated Voluntary Deferred Compensation and Supplemental Employee Stock Ownership Plan for Executives (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.20	+	Voluntary Deferred Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.10 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.21	+	Director Retirement Agreement for Maurice H. Sullivan, Jr., as amended (incorporated by reference to Exhibit 10.11 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.22	+	Second Amendment to Director Retirement Agreement between the Bank and Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.23	+	Director Retirement Agreement for Vincent Mannering, as amended (incorporated by reference to Exhibit 10.12 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.24	+	Director Retirement Agreement for John Reen, as amended (incorporated by reference to Exhibit 10.13 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

Exhibit No.		Description
10.25	+	Director Retirement Agreement for Maurice H. Sullivan III, as amended (incorporated by reference to Exhibit 10.14 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.26	+	Split Dollar Insurance Agreement, as amended (incorporated by reference to Exhibit 10.15 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.27	+	Split Dollar Plan for Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.28	+	Split Dollar Plan for Thomas J. Leetch (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.29	+	Split Dollar Plan for James J. Gavin and Christopher Lake (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.30	+	Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Stockholders of Peoples Federal Bancshares, Inc. (File No. 001-34801, filed by Peoples Federal Bancshares, Inc. under the Securities Exchange Act of 1934 on July 8, 2011.)

14		Code of Ethics***

21		Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

23		Consent of Independent Registered Public Accounting Firm*

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema**

101.CAL		XBRL Extension Calculation Linkbase**

101.DEF		XBRL Extension Definition Linkbase**

101.LAB		XBRL Extension Labels Linkbase**

101.PRE		XBRL Extension Presentation Linkbase**

+
Represents management contract or compensatory plan or agreement.

*
Filed herewith.

**
Furnished herewith.

***
Available on our website at www.pfsb.com

SIGNATURES

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

Signatures	Title	Date

/s/ MAURICE H. SULLIVAN, JR. Maurice H. Sullivan, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	December 13, 2011
/s/ CHRISTOPHER LAKE Christopher Lake	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2011
/s/ THOMAS J. LEETCH, JR. Thomas J. Leetch, Jr.	President and Director	December 13, 2011
/s/ LEE ANN COTÉ Lee Ann Coté	Director	December 13, 2011
/s/ D. RANDOLPH BERRY D. Randolph Berry	Director	December 13, 2011
/s/ MYRON FOX Myron Fox	Director	December 13, 2011
/s/ HUGH GALLAGHER Hugh Gallagher	Director	December 13, 2011

Signatures	Title	Date

/s/ WILLIAM GIUDICE William Giudice	Director	December 13, 2011
/s/ VINCENT MANNERING Vincent Mannering	Director	December 13, 2011
/s/ NORMAN POSNER Norman Posner	Director	December 13, 2011
/s/ JOHN F. REEN, JR. John F. Reen, Jr.	Director	December 13, 2011
/s/ FREDERICK TAW Frederick Taw	Director	December 13, 2011
/s/ MAURICE H. SULLIVAN, III Maurice H. Sullivan, III	Director	December 13, 2011