Form 10-Q
period 2011-12-31
Peoples Federal Bancshares, Inc.
filed 2012-02-08
CIK 1485964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

Commission File No. 001-34801

Peoples Federal Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-2814821
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

435 Market Street, Brighton, Massachusetts	02135
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of registrant’s common stock; $0.01 par value, at January 31, 2012: 6,784,425

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

Part I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$8,367	$9,462
Interest-bearing demand deposits with other banks and money market mutual funds	27,560	44,255
Federal funds sold	198	9
Federal Home Loan Bank - overnight deposit	4,001	8,003
Total cash and cash equivalents	40,126	61,729
Securities available-for-sale	33,795	28,452
Securities held-to-maturity (fair values of $32,926 and $19,925)	32,683	19,713
Federal Home Loan Bank stock (at cost)	4,339	4,339
Loans	412,188	410,794
Allowance for loan losses	(3,498)	(3,371)
Loans, net	408,690	407,423

Premises and equipment, net	3,761	3,818
Cash surrender value of life insurance policies	18,871	18,713
Accrued interest receivable	1,470	1,527
Deferred income tax asset, net	5,731	5,739
Other assets	3,188	2,736
Total assets	$552,654	$554,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$39,272	$38,483
Interest-bearing	369,634	374,162
Total deposits	408,906	412,645
Federal Home Loan Bank advances	20,000	18,000
Accrued expenses and other liabilities	9,206	7,842
Total liabilities	438,112	438,487

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 7,141,500 shares issued at December 31, 2011 and September 30, 2011	71	71
Additional paid-in capital	69,461	69,437
Retained earnings	54,502	53,677
Accumulated other comprehensive income	68	56
Unearned compensation - ESOP	(5,142)	(5,213)
Treasury stock, at cost; 324,275 and 168,300 shares at December 31, 2011 and September 30, 2011, respectively	(4,418)	(2,326)
Total stockholders’ equity	114,542	115,702
Total liabilities and stockholders’ equity	$552,654	$554,189

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,867	$5,076
Interest on debt securities:
Taxable	271	75
Other interest	24	44
Dividends on equity securities	3	—
Total interest and dividend income	5,165	5,195

Interest expense:
Interest on deposits	769	890
Interest on Federal Home Loan Bank advances	122	245
Total interest expense	891	1,135
Net interest and dividend income	4,274	4,060
Provision for loan losses	125	60
Net interest and dividend income, after provision for loan losses	4,149	4,000

Non-interest income:
Customer service fees	209	209
Loan servicing fees	13	26
Net gain on sales of mortgage loans	—	99
Increase in cash surrender value of life insurance	158	117
Other income	73	88
Total non-interest income	453	539

Non-interest expense:
Salaries and employee benefits	2,125	2,004
Occupancy expense	216	208
Equipment expense	112	109
Professional fees	103	113
Advertising expense	147	33
Data processing expense	196	186
Deposit insurance expense	60	123
Other expense	320	324
Total non-interest expense	3,279	3,100
Income before income taxes	1,323	1,439
Provision for income taxes	498	462
Net income	$825	$977

Weighted-average shares outstanding:
Basic	6,372,181	6,579,702
Diluted	6,372,181	6,579,702

Earnings per common share:
Basic	$0.13	$0.15
Diluted	$0.13	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2011 and 2010

					Accumulated
			Additional		Other	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation -	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	ESOP	Stock	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2010	7,141,500	$71	$69,331	$50,606	$65	$(5,713)	$—	$114,360

Comprehensive income:
Net income	—	—	—	977	—	—	—	977
Change in net unrealized gain on securities available-for-sale, net of tax effect	—	—	—	—	(45)	—	—	(45)
Total comprehensive income								932
Common stock held by ESOP committed to be released (28,566 shares)	—	—	12	—	—	296	—	308
Balance at December 31, 2010	7,141,500	$71	$69,343	$51,583	$20	$(5,417)	$—	$115,600

Balance at September 30, 2011	7,141,500	$71	$69,437	$53,677	$56	$(5,213)	$(2,326)	$115,702

Comprehensive income:
Net income	—	—	—	825	—	—	—	825
Change in net unrealized gain on securities available-for-sale, net of tax effect	—	—	—	—	12	—	—	12
Total comprehensive income								837
Purchase of shares for Stock Repurchase plan (155,975 shares)	—	—	—	—	—	—	(2,092)	(2,092)
Common stock held by ESOP committed to be released (7,142 shares)	—	—	24	—	—	71	—	95
Balance at December 31, 2011	7,141,500	$71	$69,461	$54,502	$68	$(5,142)	$(4,418)	$114,542

Reclassification disclosure for the three months ended December 31, 2011 and 2010:

	2011	2010
	(Unaudited)
	(In thousands)
Net unrealized gains (losses) on securities available for sale	$20	$(76)
Reclassification adjustment for realized gains in net income	—	—
Other comprehensive income (loss) before income tax effect	20	(76)
Income tax (expense) benefit	(8)	31
Other comprehensive income (loss), net of tax	$12	$(45)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$825	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities, net	12	(5)
Provision for loan losses	125	60
Change in net deferred loan fees	(57)	67
Depreciation and amortization	111	90
Decrease in loans held for sale	—	260
Write-down of other real estate owned	—	28
Decrease in accrued interest receivable	57	174
Income on cash surrender value of life insurance	(158)	(117)
Increase in other assets	(870)	(527)
Increase (decrease) in accrued expenses and other liabilities	1,364	(218)
Decrease in prepaid income taxes	418	247
Deferred income tax benefit	—	215
ESOP expense	95	83
Net cash provided by operating activities	1,922	1,334
Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	(11,336)	(9,000)
Maturities, prepayments and calls	6,013	7,033
Activity in securities held-to-maturity:
Purchases	(14,759)	—
Maturities, prepayments and calls	1,777	—
Loan originations and principal collections, net	5,909	(6,927)
Purchased loans	(7,246)	(10,033)
Recovery of loans previously charged off	2	—
Capital expenditures	(54)	(67)
Proceeds from sales of other real estate owned	—	414
Net cash used in investing activities	(19,694)	(18,580)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	7,907	(6,839)
Term certificates	(11,646)	(697)
Activity in long-term debt:
Proceeds from Federal Home Loan Bank advances	3,000	—
Payment of Federal Home Loan Bank advances	(1,000)	(9,000)
Common stock repurchased	(2,092)	—
Net cash used in financing activities	(3,831)	(16,536)
Net decrease in cash and cash equivalents	(21,603)	(33,782)
Cash and cash equivalents at beginning of period	61,729	113,863
Cash and cash equivalents at end of period	$40,126	$80,081

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$896	$1,139
Income taxes paid	110	1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary, Peoples Federal Savings Bank (the “Bank”) as of December 31, 2011(unaudited) and September 30, 2011.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

In the opinion of management, the unaudited consolidated interim financial statements include all significant adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and the statements of income and changes in equity and cash flows for the interim periods presented.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and income taxes.

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three months ended December 31, 2011 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2011.

The allowance for loan losses is a significant accounting policy and is presented in the Company’s Form 10-K for the fiscal year ended September 30, 2011 which provides information on how significant assets are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

NOTE 2 — NATURE OF OPERATIONS

The Company is headquartered in Brighton, Massachusetts and operates its business from seven banking offices located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline, West Newton and Norwood.  The Company is engaged principally in the business of providing a variety of financial services to individuals and small businesses primarily in the form of various deposit products and residential and commercial mortgage lending products.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” which defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  This ASU will allow the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements of ASU 2011-05 are not affected by this ASU.

The amendments in both ASU 2011-05 and 2011-12 should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management is currently analyzing the impact of the guidance in these ASUs on the required disclosures to the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other,” an update to ASC 350, “Intangibles — Goodwill and Other.” ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80, “Compensation — Retirement Benefits — Multiemployer Plans,” and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans.  The objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented.  The adoption of this ASU will require additional disclosures in the footnotes to the Company’s consolidated financial statements for the year ended September 30, 2012.

In December 2011, the FASB issued ASU 2011-10, “Derecognition of in Substance Real Estate,” an update to Topic 360, “Property, Plant and Equipment.”  The objective of the amendments in this ASU is to resolve the diversity in practice about whether the guidance in Subtopic 360-20, “Property, Plant, and Equipment—Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, “Consolidation—Overall”) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This ASU does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate.  Under the amendments of this ASU, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate.  Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this ASU are effective for fiscal years and interim periods beginning on or after June 15, 2012 and should be applied on a prospective basis to deconsolidating events occurring after the effective date.  Early adoption is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” an update to Topic 210, “Balance Sheet.”  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments in this ASU are effective for annual and interim periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparable periods presented.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 4 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
December 31, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$31,999	$67	$3	$32,063
Mortgage-backed securities	1,682	50	—	1,732
Total securities available-for-sale	$33,681	$117	$3	$33,795

Securities Held-to-Maturity
Mortgage-backed securities	$32,683	$301	$58	$32,926
Total securities held-to-maturity	$32,683	$301	$58	$32,926

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$27,999	$69	$13	$28,055
Mortgage-backed securities	359	38	—	397
Total securities available-for-sale	$28,358	$107	$13	$28,452

Securities Held-to-Maturity
Mortgage-backed securities	$19,713	$240	$28	$19,925
Total securities held-to-maturity	$19,713	$240	$28	$19,925

As of December 31, 2011 and September 30, 2011, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of December 31, 2011. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)

Due in 1 year or less	$1,000	$1,005	$—	$—
Due after 1 year through 5 years	30,999	31,058	—	—
	31,999	32,063	—	—
Mortgage-backed securities	1,682	1,732	32,683	32,926
	$33,681	$33,795	$32,683	$32,926

During the three months ended December 31, 2011 and December 31, 2010, there were no sales of available-for-sale or held-to-maturity securities.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Unaudited)
	(In thousands)
December 31, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$3	$6,997	$—	$—
	$3	$6,997	$—	$—

Securities Held-to-Maturity
Mortgage-backed securities	$58	$9,277	$—	$—
	$58	$9,277	$—	$—

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$13	$7,986	$—	$—
	$13	$7,986	$—	$—

Securities Held-to-Maturity
Mortgage-backed	$28	$9,056	$—	$—
	$28	$9,056	$—	$—

Gross unrealized losses on available-for-sale decreased $10,000, or 76.9%, and gross unrealized losses on held-to-maturity securities increased $30,000, or 107.1%, during the three-month period ended December 31, 2011.  The unrealized losses are due to changes in market interest rates.  The Company continues to ladder the securities portfolio to fund loan growth, balance duration risk and improve yield, as appropriate.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).  OTTI is required to be recognized if (1) the Company intends to sell the security or (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis.  For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the impairment is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

The unrealized losses on the Company’s investments in debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were caused by changes in market interest rates.  These securities are guaranteed by the U.S. Government or a government-sponsored enterprise.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because declines in the market value are attributable to changes in market interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is recognized on a simple interest basis. Loan origination and commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield.  The Company is amortizing these amounts over the contractual life of the related loans.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	December 31, 2011		September 30, 2011
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$253,704	61.6%	$253,872	61.8%
Multi-family	67,755	16.4	61,881	15.1
Commercial real estate	65,851	16.0	71,668	17.4
Construction loans	13,081	3.2	14,297	3.5
Total mortgage loans	400,391	97.2	401,718	97.8
Consumer loans	4,682	1.1	4,583	1.1
Commercial loans	7,013	1.7	4,448	1.1
Total loans	412,086	100.0%	410,749	100.0%
Deferred loan origination costs, net	102		45
Allowance for loan losses	(3,498)		(3,371)
Loans, net	$408,690		$407,423

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate:   The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent.  All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Specific Component

The specific component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment evaluation, unless such loans are subject to a troubled debt restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

Unallocated Component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

The following tables set forth information pertaining to the allowance for loan losses and principal balance of loans by portfolio segment:

	Three Months Ended December 31, 2011
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	259	(27)	(117)	2	1	21	(14)	125
Recoveries of loans previously charged-off	—	—	—	—	—	2	—	2
	1,809	574	553	294	92	63	113	3,498
Loans charged off	—	—	—	—	—	—	—	—
Balance at end of period	$1,809	$574	$553	$294	$92	$63	$113	$3,498

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,809	574	553	294	92	63	113	3,498
	$1,809	$574	$553	$294	$92	$63	$113	$3,498

Loans ending balances:
Individually evaluated for impairment	$—	$1,997	$2,560	$—	$—	$—		$4,557
Collectively evaluated for impairment	253,704	65,758	63,291	13,081	4,682	7,013		407,529
	$253,704	$67,755	$65,851	$13,081	$4,682	$7,013		$412,086

	Three Months Ended December 31, 2010
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,481	$502	$684	$340	$42	$40	$114	$3,203
Provision (benefit) for loan losses	209	(11)	31	(225)	(8)	64	—	60
Recoveries of loans previously charged-off	—	—	—	—	—	—	—	—
	1,690	491	715	115	34	104	114	3,263
Loans charged off	(42)	—	—	—	(8)	—	—	(50)
Balance at end of period	$1,648	$491	$715	$115	$26	$104	$114	$3,213

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,648	491	715	115	26	104	114	3,213
	$1,648	$491	$715	$115	$26	$104	$114	$3,213

Loans ending balances:
Individually evaluated for impairment	$1,093	$—	$2,929	$1,868	$—	$—		$5,890
Collectively evaluated for impairment	245,301	58,328	63,573	18,116	1,966	4,589		391,873
	$246,394	$58,328	$66,502	$19,984	$1,966	$4,589		$397,763

	Year Ended September 30, 2011
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,481	$502	$684	$340	$42	$40	$114	$3,203
Provisions	215	99	29	(48)	85	12	13	405
Recoveries of loans previously charged-off	—	—	3	—	15	1	—	19
	1,696	601	716	292	142	53	127	3,627
Loans charged off	(146)	—	(46)	—	(51)	(13)	—	(256)
Balance at end of year	$1,550	$601	$670	$292	$91	$40	$127	$3,371

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,550	601	670	292	91	40	127	3,371
	$1,550	$601	$670	$292	$91	$40	$127	$3,371

Loans ending balances:
Individually evaluated for impairment	$—	$—	$2,590	$1,866	$—	$—		$4,456
Collectively evaluated for impairment	253,872	61,881	69,078	12,431	4,583	4,448		406,293
	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448		$410,749

Non-accrual and Past-due Loans

Residential real estate loans are generally placed on non-accrual when reaching 90 days past due or in process of foreclosure.  All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on non-accrual status.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan.  Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on non-accrual status, unless adequately secured and in the process of collection.  When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans.  A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

The following table sets forth information regarding non-accrual and past-due loans:

	Age Analysis of Past Due Loans
	December 31, 2011
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$956	$—	$3,017	$3,973	$249,731	$253,704	$3,017
Multi-family	181	—	—	181	67,574	67,755	—
Commercial real estate	689	—	1,903	2,592	63,259	65,851	1,903	(1)
Construction loans	—	—	—	—	13,081	13,081	—
Total mortgage loans	1,826	—	4,920	6,746	393,645	400,391	4,920
Consumer loans	48	35	—	83	4,599	4,682	—
Commercial loans	—	—	—	—	7,013	7,013	—
Total	$1,874	$35	$4,920	$6,829	$405,257	$412,086	$4,920

(1) Non-accrual commercial real estate loans consist of one loan classified as a troubled debt restructuring.

	Age Analysis of Past Due Loans
	September 30, 2011
			Greater than				Total
	30-59 Days	60-89 Days	90 Days	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$1,140	$2,541	$3,681	$250,191	$253,872	$2,541
Multi-family	—	186	—	186	61,695	61,881	—
Commercial real estate	134	1,919	671	2,724	68,944	71,668	671
Construction loans	—	—	—	—	14,297	14,297	—
Total mortgage loans	134	3,245	3,212	6,591	395,127	401,718	3,212
Consumer loans	16	—	38	54	4,529	4,583	38
Commercial loans	—	—	—	—	4,448	4,448	—
Total	$150	$3,245	$3,250	$6,645	$404,104	$410,749	$3,250

There were no loans greater than 90 days past due and still accruing at December 31, 2011 (unaudited) and September 30, 2011.

Impaired Loans

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	December 31, 2011			September 30, 2011
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Unaudited)
	(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	1,997	1,997	—	—	—	—
Commercial real estate	2,560	2,560	—	2,590	2,590	—
Construction loans	—	—	—	1,866	1,866	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
	$4,557	$4,557	$—	$4,456	$4,456	$—

							Year Ended
	Three Months Ended December 31,						September 30,
	2011			2010			2011
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$1,093	$32	$—	$875
Multi-family	2,013	24	—	—	—	—	—
Commercial real estate	2,575	45	14	2,908	95	—	2,734
Construction loans	—	—	—	1,930	24	—	1,493
Consumer loans	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—
	$4,588	$69	$14	$5,931	$151	$—	$5,102

At December 31, 2011 and 2010 and September 30, 2011, there were no impaired loans with a valuation allowance.

Troubled Debt Restructurings

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Such concessions typically include a reduction of an interest rate below market rate, taking into account the credit quality of the note, a significant reduction or deferral of payments of principal and/or interest or an extension of the maturity date.  All TDRs are initially classified as impaired.

The following table sets forth information pertaining to troubled debt restructurings entered into during the period indicated:

	Three Months Ended December 31, 2011
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)
	(Dollars in thousands)
Troubled Debt Restructuring:
Multi-family	1	$1,816	$1,816

During the period ended December 31, 2011, the Company extended and reclassified an accruing TDR construction loan, in the amount of $1,816,000, to an accruing multi-family residential TDR mortgage loan, due to the completion of construction.  At December 31, 2011, this loan was accruing and performing in accordance with its modified terms and conditions.  There were no TDR agreements entered into during the three months ended December 31, 2011 that subsequently defaulted.

At December 31, 2011, TDRs amounted to $3,719,000 that consisted of one loan with a balance of $1,816,000, as described above, and one non-accrual commercial real estate loan with a balance of $1,903,000 that was modified prior to September 30, 2011.  In this case the loan modification was due to an extension of maturity for a borrower experiencing financial difficulty.

At December 31, 2011, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance.

Credit Quality Indicators

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

On an annual basis, or more often if needed, the Company formally reviews the loan risk rating on all multi-family, commercial real estate, construction and commercial loans.  At least annually, the Company engages an independent third-party to review a significant portion of loans within these loan segments.  Management uses the results of the independent review as part of its annual review process.  For all residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	December 31, 2011
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Not Formally Rated	$249,487	$61,921	$58,852	$12,003	$4,682	$6,713	$393,658
Special Mention	228	1,816	1,887	1,078	—	300	5,309
Substandard	3,989	4,018	5,112	—	—	—	13,119
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$253,704	$67,755	$65,851	$13,081	$4,682	$7,013	$412,086

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2011
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Not Formally Rated	$250,344	$57,258	$67,008	$11,002	$4,583	$3,949	$394,144
Special Mention	741	—	—	3,295	—	—	4,036
Substandard	2,787	4,623	4,660	—	—	499	12,569
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448	$410,749

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2011 and September 30, 2011.

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

The following summarizes assets measured at fair value at December 31, 2011 and September 30, 2011.

Assets Measured at Fair Value on a Recurring Basis

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)

Trading securities	$813	$—	$—	$813
Debt securities issued by U.S. Government corporations and agencies	—	32,063	—	32,063
Mortgage-backed securities	—	1,732	—	1,732
Total assets	$813	$33,795	$—	$34,608

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Trading securities	$807	$—	$—	$807
Debt securities issued by U.S. Government corporations and agencies	—	28,055	—	28,055
Mortgage-backed securities	—	397	—	397
Total assets	$807	$28,452	$—	$29,259

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2011 and September 30, 2011, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the three months ended December 31, 2011 and 2010.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2011		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Unaudited)
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$40,126	$40,126	$61,729	$61,729
Trading securities	813	813	807	807
Securities available-for-sale	33,795	33,795	28,452	28,452
Securities held-to-maturity	32,683	32,926	19,713	19,925
Federal Home Loan Bank stock	4,339	4,339	4,339	4,339
Loans, net	408,690	417,612	407,423	419,351
Accrued interest receivable	1,470	1,470	1,527	1,527

Financial liabilities:
Deposits	408,906	409,913	412,645	413,886
Federal Home Loan Bank advances	20,000	20,659	18,000	18,690

NOTE 7 — EARNINGS PER SHARE

When presented, Basic Earnings Per Share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Unallocated common shares held by the ESOP and treasury shares are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.  During the three months ended December 31, 2011 and 2010, there were no dilutive securities.

	Three Months Ended
	December 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands, except
	per share data)

Net income applicable to common stock	$825	$977

Average number of common shares issued	7,141,500	7,141,500
Less: Average treasury shares	(248,067)	—
Less: Average unallocated ESOP shares	(521,252)	(561,798)
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	6,372,181	6,579,702

Earnings per common share (basic and diluted)	$0.13	$0.15

NOTE 8 — EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an Employee Stock Ownership Plan (“ESOP”), which provides eligible employees the opportunity to own Company stock.  The plan is a tax-qualified retirement plan for the benefit of all Company employees.  Contributions are allocated to the eligible participants on the basis of compensation, subject to federal tax law limits.  The ESOP borrowed $5.7 million from the Company and used those funds to acquire 571,320 shares, or 8% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

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

Shares purchased by the ESOP will be held by a trustee in an unallocated suspense account, and shares will be released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. As shares are committed to be released from the suspense account, Peoples Federal Savings Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity. Compensation expense recognized for the three months ended December 31, 2011 and 2010 (unaudited) amounted to $95,000 and $83,000, respectively.

Shares held by the ESOP trust were as follows:

	December 31, 2011	September 30, 2011
	(Unaudited)

Allocated	57,132	28,566
Committed to be released	—	21,425
Unallocated	514,188	521,329
	571,320	571,320

The fair value of the unallocated shares was approximately $7,327,000 and $6,689,000 at December 31, 2011 and September 30, 2011, respectively.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended December 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company recognizes gains and losses as a result of sales of investments securities, foreclosed property, and premise and equipment.  In addition, the Company recognizes losses on its investments securities that are considered other-than-temporarily impaired.  Gains and losses are not a regular part of the Company’s primary source of income.

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

Critical Accounting Policies

Critical accounting policies are those which involve significant judgments and assessments by management and which could potentially result in materially different results under different assumptions and conditions.  As discussed in the Company’s 2011 Annual Report on Form 10-K, the Company considers the allowance for loan losses and income taxes to be our critical accounting policies.  The Company’s critical accounting policies have not changed from September 30, 2011.

Comparison of Financial Condition at December 31, 2011 (Unaudited) and September 30, 2011

At December 31, 2011, our total assets were $552.7 million, a decrease of $1.5 million, or 0.27%, from our total assets of $554.2 million at September 30, 2011. Loans, net increased $1.3 million, or 0.32%, to $408.7 million at December 31, 2011 from $407.4 million at September 30, 2011.  Investments in securities increased to $66.5 million at December 31, 2011 from $48.2 million at September 30, 2011, due primarily to the purchase of short term U.S. government and agency securities and mortgage-backed securities.  At December 31, 2011, cash and due from banks totaled $40.1 million as compared to $61.7 million at September 30, 2011, representing a $21.6 million, or 35.0% decrease.  The decrease was mainly due to the funding of loan originations and the purchases of securities and bank-owned life insurance.

Deposits decreased by $3.7 million, or 0.90%, to $408.9 million at December 31, 2011 from $412.6 million at September 30, 2011.  The decrease resulted in part from decreases in term certificates to $129.0 million from $140.6 million and savings to $47.8 million from $47.9 million at December 31, 2011 and September 30, 2011, respectively.  The decreases were offset by increases in money market deposit accounts to $155.8 million from $151.1 million, NOW accounts to $37.1 from $34.5 million and demand deposits to $39.3 million from $38.5 million at December 31, 2011 and September 30, 2011, respectively.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	December 31, 2011		September 30, 2011
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$39,272	9.6%	$38,483	9.3%
NOW deposits	37,100	9.1	34,526	8.4
Money market deposits	155,790	38.1	151,123	36.6
Savings	47,765	11.7	47,888	11.6
Total non-certificate accounts	279,927	68.5	272,020	65.9
Term certificates	128,979	31.5	140,625	34.1
Total deposits	$408,906	100.0%	$412,645	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	December 31, 2011		September 30, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$79,148	0.92%	$94,166	1.16%
Over 1 year to 2 years	36,501	1.44	33,336	1.59
Over 2 years to 3 years	8,131	2.24	7,967	2.29
Over 3 years to 4 years	5,199	1.94	5,156	2.01
	$128,979	1.19%	$140,625	1.36%

Borrowings, consisting of long-term Federal Home Loan Bank (“FHLB”) advances, increased $2.0 million to $20.0 million at December 31, 2011 from $18.0 million at September 30, 2011.  During the quarter ended December 31, 2011, the Company paid off a maturing advance of $1.0 million with a rate of 4.85% and borrowed $3.0 million, maturing in January 2018, with a rate of 1.93% to provide additional liquidity and extend the average maturity of the portfolio of borrowed funds.

	December 31, 2011			September 30, 2011
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)

Federal Home Loan Bank advances	$20,000	(1)	2.64%	$18,000	(1)	2.88%

(1)  Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49%.

Total equity decreased to $114.5 million at December 31, 2011 from $115.7 million at September 30, 2011.  The decrease resulted primarily from the repurchase of 155,975 shares, or $2.1 million, as part of the stock repurchase plan.  The decrease was offset by net income of $825,000 for the three months ended December 31, 2011 and a small increase in other comprehensive income due to the change in net unrealized gains, net of tax, on securities available-for-sale. The change in net unrealized gains or losses on securities classified as available-for-sale is affected by market interest rates and other conditions and, therefore, can fluctuate daily.  Other comprehensive income or loss does not include changes in fair value of other financial instruments reflected on the balance sheet.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010 (Unaudited)

General.  We recorded net income of $825,000 for the three months ended December 31, 2011 compared to net income of $977,000 for the three months ended December 31, 2010. Net interest and dividend income increased period over period to $4.3 million from $4.1 million.  Non-interest expense increased to $3.3 million for the three months ended December 31, 2011 from $3.1 million for the comparable 2010 period.  Non-interest income decreased to $453,000 for the 2011 quarter from $539,000 for the 2010 quarter.  Provisions for loan losses increased to $125,000 for the 2011 quarter from $60,000 for the 2010 quarter.

Interest and Dividend Income.  Interest and dividend income remained unchanged at $5.2 million for the three months ended December 31, 2011 and 2010. Average interest-earning assets increased to $505.8 million for the 2011 period compared to $498.9 million for the 2010 period while the average yield on interest-earning assets decreased to 4.08% from 4.17% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $4.9 million for the three months ended December 31, 2011 from $5.1 million for the three months ended December 31, 2010.  The average balance of our loans increased for the three month period ended December 31, 2011 to $409.6 million from $383.9 million for the period ended December 31, 2010.  The average yield on loans decreased to 4.75% from 5.29%, reflecting the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $271,000 for the three months ended December 31, 2011 from $75,000 for the three months ended December 31, 2010, reflecting the increase in the average balance of such securities to $55.5 million from $26.0 million.  Additionally, the average yield on such securities increased to 1.95% for the quarter ended December 31, 2011 from 1.15% for the quarter ended December 31, 2010, as newer investments carried a higher yield.

Interest Expense.  Interest expense decreased $244,000, or 21.5%, to $891,000 for the three months ended December 31, 2011 from $1.1 million for the three months ended December 31, 2010.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2011 period to 0.91%, compared to an average rate paid of 1.18% in the 2010 period, which more than offset an increase of $7.1 million in the average balance of such deposits and borrowings to $391.0 million for the 2011 quarter versus $383.9 million during the 2010 quarter.

Interest expense on term certificates decreased to $457,000 for the three months ended December 31, 2011 from $495,000 for the three months ended December 31, 2010, as the average balance of such certificates increased to $138.9 million from $124.0 million, and the average rate paid on these certificates decreased to 1.32% for the quarter ended December 31, 2011 from 1.60% for the quarter ended December 31, 2010.  The increase in the average balance of our term certificates resulted primarily from our customers seeking higher returns in our money market accounts, which we competitively priced, while the decrease in the average cost of such term certificates and other deposits reflected lower market interest rates.  Interest expense on money market accounts decreased to $277,000 for the quarter ended December 31, 2011 from $323,000 for the quarter ended December 31, 2010, a decrease of $46,000, or 14.2%, as the average cost of these accounts decreased to 0.73% for the quarter ended December 31, 2011 from 0.86% for the quarter ended December 31, 2010, reflecting lower market rates.  The decrease was offset in part by an increase of $778,000 in the average balance of these accounts during the December 31, 2011 quarter to $151.6 million, from an average balance of $150.8 million during the quarter ended December 31, 2010.  Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $122,000 for the quarter ended December 31, 2011 versus $245,000 for the year earlier period, reflecting a lower average balance and average cost of borrowings during the 2011 period.

Net Interest and Dividend Income.  Net interest and dividend income increased to $4.3 million for the three months ended December 31, 2011 from $4.1 million for the three months ended December 31, 2010. The increase in net interest and dividend income in the quarter ended December 31, 2011 was positively impacted by lower market interest rates on our deposit portfolio, offset in part by the impact of lower market interest rates on our loan portfolio and the change in the overall mix of our interest-earning assets.  Our interest rate spread and net interest margin both increased period to period. The net interest rate spread and net interest margin were 3.17% and 3.38%, respectively, during the quarter ended December 31, 2011, compared to 2.99% and 3.26%, respectively, for the 2010 quarter.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 1.29x during the quarter ended December 31, 2011 from 1.30x during the quarter ended December 31, 2010.  The decreases in our average interest-earning assets to average interest-bearing liabilities ratio reflects our decision to reduce our exposure to fixed-rate loans during the low-interest rate environment and to increase the Bank’s liquidity through increased cash and cash equivalents.

Provision for Loan Losses.  We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates, as more information becomes available or economic conditions change. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

Based on the above factors, we recorded a $125,000 provision for loan losses for the three months ended December 31, 2011 as compared to a $60,000 provision for loan losses for the three months ended December 31, 2010.  The allowance for loan losses was $3.5 million, or 0.85%, of total loans at December 31, 2011 as compared to 0.82% at December 31, 2010.  Total non-performing assets were $4.9 million at December 31, 2011 compared to $3.3 million at September 30, 2011. While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors in the first quarter of fiscal 2012 to reflect further deterioration in the economy.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2011 and 2010.

Non-interest Income.  Non-interest income decreased to $453,000 for the three months ended December 31, 2011 from $539,000 for the three months ended December 31, 2010.  The decrease was primarily due to a $99,000, or 100%, decrease in net gain on sales of mortgage loans between the quarter end periods as the Company did not sell any loans during the quarter ended December 31, 2011.  In addition, loan servicing fees decreased to $13,000 for the three months ended December 31, 2011 from $26,000 for the three months ended December 31, 2010 and other income decreased to $72,000 from $88,000 between the comparable quarter end periods.  The decrease was partially offset by an increase in income derived from life insurance policies that increased to $159,000 for the quarter ended December 31, 2011 from $117,000 for the quarter ended December 31, 2010.

Non-interest Expense.  Non-interest expense increased $179,000, or 5.8%, to $3.3 million for the three month period ended December 31, 2011 from $3.1 million for the three month period ended December 31, 2010.  The increase in non-interest expense was attributable to increases in salaries and employee benefits (which increased to $2.1 million from $2.0 million), advertising expense (which increased to $147,000 from $33,000), occupancy expense (which increased to $216,000 from $208,000), equipment expense (which increased to $112,000 from $109,000) and data processing fees (which increased to $196,000 from $186,000). The increase was partially offset by decreases in FDIC insurance premiums (which decreased to $60,000 from $123,000, other expense (which decreased to $320,000 from $324,000), and professional fees expense (which decreased to $103,000 from $113,000).

Income Tax Expense.  The provision for income taxes was $498,000 for the three months ended December 31, 2011 compared to $462,000 for the three months ended December 31, 2010.  Pre-tax income for the three months ended December 31, 2011 was $1.3 million as compared to $1.4 million for the comparable period ended December 31, 2010.  Our effective tax rate was 37.6% for the three months ended December 31, 2011 compared to 32.1% for the three months ended December 31, 2010.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended December 31,
	2011				2010
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
				(Unaudited)
				(Dollars in thousands)
Interest-earning assets:
Loans (2)	$409,593		$4,867	4.75%	$383,853		$5,076	5.29%
Taxable securities (3)	55,535		271	1.95	26,002		75	1.15
Other interest-earning assets	36,351		24	0.26	84,720		44	0.21
FHLB stock	4,339		3	0.28	4,339		—	—
Total interest-earning assets	505,818		5,165	4.08	498,914		5,195	4.17
Non-interest-earning assets	48,182				42,908
Total assets	$554,000				$541,822

Interest-bearing liabilities:
Deposits:
Savings	$47,732		24	0.20	$45,581		57	0.50
Money market accounts	151,557		277	0.73	150,779		323	0.86
NOW accounts	35,416		11	0.12	33,331		15	0.18
Term certificates	138,926		457	1.32	123,968		495	1.60
Total deposits	373,631		769	0.82	353,659		890	1.01
FHLB advances	17,391		122	2.81	30,261		245	3.24
Total interest-bearing liabilities	391,022		891	0.91	383,920		1,135	1.18
Demand deposits	38,974				34,617
Other non-interest-bearing liabilities	8,755				8,280
Total non-interest-bearing liabilities	47,729				42,897
Total liabilities	438,751				426,817
Stockholders’ equity	115,249				115,005
Total liabilities and stockholders’ equity	$554,000				$541,822

Net interest income			$4,274				$4,060
Net interest rate spread (4)				3.17%				2.99%
Net interest-earning assets (5)	$114,796				$114,994
Net interest margin (6)				3.38%				3.26%
Ratio of interest-earning assets to total interest-bearing liabilities	1.29	x			1.30	x

(1)	Yields are annualized.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Average balances are presented at average amortized cost.
(4)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended December 31,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
		(Unaudited)
		(In thousands)
Interest-earning assets:
Loans (1)	$408	$(617)	$(209)
Taxable securities (2)	122	74	196
Other interest-earning assets	(38)	18	(20)
FHLB stock	—	3	3
Total interest-earning assets	492	(522)	(30)

Interest-bearing liabilities:
Deposits:
Savings	3	(36)	(33)
Money market accounts	2	(48)	(46)
NOW accounts	1	(5)	(4)
Term certificates	83	(121)	(38)
Total deposits	89	(210)	(121)
FHLB advances	(94)	(29)	(123)
Total interest-bearing liabilities	(5)	(239)	(244)
Increase (decrease) in net interest income	$497	$(283)	$214

(1)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(2)	Average balances are presented at average amortized cost.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning assets and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing demand deposits with other banks.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2011, cash and cash equivalents totaled $40.1 million.  Securities classified as available-

for-sale provide additional sources of liquidity.  On December 31, 2011, we had $20.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $117.7 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At December 31, 2011, we had $35.0 million in loan commitments outstanding, which consisted of $4.4 million of real estate loan commitments, $16.2 million in unused home equity lines of credit, $4.2 million in commercial real estate commitments, $4.5 million in construction loan commitments, $5.1 million in commercial lines of credit commitments and $621,000 in consumer loan commitments.  Term certificates due within one year as of December 31, 2011 totaled $79.1 million, or 61.3% of total term certificates.  This percentage of term certificates that mature within one year reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of December 31, 2011.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	December 31, 2011
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
			(Unaudited)
			(In thousands)
Commitments to originate loans	$4,357	$—	$—	$—	$4,357
Unadvanced portions of loans:
Construction loans	3,305	1,233	—	—	4,538
Commercial real estate lines of credit	—	—	—	5,053	5,053
Home equity lines of credit	597	255	505	14,850	16,207
Consumer	—	—	—	621	621
Commercial	1,308	332	—	2,566	4,206
Total	$9,567	$1,820	$505	$23,090	$34,982

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	December 31, 2011
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$4,000	$5,000	$8,000	$3,000	$20,000
Operating leases	145	290	232	347	1,014
Total contractual obligations	$4,145	$5,290	$8,232	$3,347	$21,014

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2011 and September 30, 2011, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011 (Unaudited):
Total Capital (to Risk Weighted Assets)	$85,402	23.80%	28,707	8.0%	$35,883	10.0%
Tier 1 Capital (to Risk Weighted Assets)	81,904	22.82	14,357	4.0	21,535	6.0
Core Capital (to Adjusted Total Assets)	81,904	14.83	16,569	3.0	27,614	5.0
Tangible Capital (to Adjusted Tangible Assets)	81,904	14.83	8,284	1.5	N/A	N/A

September 30, 2011:
Total Capital (to Risk Weighted Assets)	$84,231	23.81%	28,313	8.0%	$35,391	10.0%
Tier 1 Capital (to Risk Weighted Assets)	80,860	22.86	14,155	4.0	21,232	6.0
Core Capital (to Adjusted Total Assets)	80,860	14.61	16,615	3.0	27,692	5.0
Tangible Capital (to Adjusted Tangible Assets)	80,860	14.61	8,308	1.5	N/A	N/A

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss due to adverse changes in market prices and rates, and typically encompasses exposures such as sensitivity to changes in market interest rates, foreign currency exchange rates, and commodity prices.  The Bank has no exposure to foreign currency exchange or commodity price movements.  Because net interest income is the Bank’s primary source of revenue, interest rate risk is a significant market risk to which the Bank is exposed.

Interest rate risk is the exposure of the Bank’s net interest income in response to movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level and duration of the Bank’s assets and liabilities.  Over and above the influence that interest rates have on net interest income, changes in rates may also affect the volume of lending activity, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancing, the availability, mix and cost of deposits and other funding alternatives, and the market value of the Bank’s assets and liabilities.

Exposure to interest rate risk is managed by the Bank through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and investment securities, coupled with determinations of the level of risk considered appropriate given the Bank’s capital and liquidity requirements, business strategy and performance objectives. Through such management, the Bank seeks to manage the vulnerability of its net interest income to changes in interest rates.

The Asset/Liability Committee, (“ALCO”), comprised of several members of senior management and two members of the board of directors, is responsible for managing interest rate risk. On a quarterly basis, this committee reviews with the board of directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank’s future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on the Bank’s operating results. This committee is also involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans. Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

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

For December 31, 2011, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of December 31, 2011, the estimated changes in the Bank’s net interest income that would result.

			Net Portfolio Value (2)		Net Interest Income
Change in Interest Rates			Estimated Increase (Decrease)			Estimated Increase (Decrease)
(basis points)(1)		Estimated	Amount	Percent	Estimated Net	Amount	Percent
		(Unaudited)
		(Dollars in thousands)

+300	bp	$98,986	$(23,438)	(19.1)%	$15,716	$(1,025)	(6.1)%
+200	bp	109,522	(12,902)	(10.5)%	16,595	(146)	(0.9)%
+100	bp	117,259	(5,165)	(4.2)%	16,866	125	0.7%
0	bp	122,424	—	—%	16,741	—	—%
-100	bp	124,600	2,176	1.8%	16,156	(585)	(3.5)%

(1)          Assumes an instantaneous uniform change in interest rates at all maturities.

(2)          NPV is the discounted present value of expected cash flows from interest-earning assets, interest-bearing bearing liabilities and off-balance sheet contracts.

The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products.  Many of our assets are floating rate loans tied to the Prime rate, which are assumed to re-price immediately and to the same extent as the change in market rates, according to their contracted index. Many of these credit relationships, however, now have interest rate “floors” at “above market” levels. Many of these loans may not re-price with the first couple of increases in short-term interest rates. Conversely, we have various transaction account products that would not increase or decrease in the same increments or at the same speed.  Money market accounts, as an example, are assumed to increase sooner and in larger increments than savings and NOW accounts.  These assumptions are based on our prior experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.  The model begins by disseminating data into appropriate repricing buckets. Assets and liabilities are then assigned a multiplier to simulate how much that particular balance sheet item will reprice when interest rates change.  The final step is to simulate the timing effect of assets and liabilities with a month-by-month simulation to estimate the change in interest income and expense over the next 12 months.

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At December 31, 2011, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

There are inherent shortcomings to income simulations, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar attributes react to changes in market interest rates, and the degree to which non-maturity deposits, such as checking accounts, react to changes in market rates.  Although the analysis shown above provides an indication of the Bank’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and may differ from actual results.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s President, its Chief Executive Officer, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2011. Based on such evaluation, the President, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the three months ended December 31, 2011, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 13, 2011, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Unregistered Sales of Equity Securities.  Not applicable.

(b)         Use of Proceeds.  Not applicable.

(c)          Repurchase of Equity Securities.

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

At December 31, 2011, total repurchases under the repurchase program were 324,275 shares at an average price of $13.62.  In the first fiscal quarter of 2012, the Company purchased 155,975 shares at an average price of $13.41 as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

October 1-31, 2011	50,000	$13.13	50,000	138,775

November 1-30, 2011	67,375	$13.40	67,375	71,400

December 1-31, 2011	38,600	$13.79	38,600	32,800
Total	155,975	$13.41	155,975

As of January 5, 2012, the Company completed the stock repurchase plan.  Total stock purchased under the stock repurchase plan was 357,075 shares at an average price of $13.68.  In January 2012, the Company purchased 32,800 shares at an average price of $14.25.

On February 1, 2012, the Company announced that its board of directors authorized an increase to its a stock repurchase program.  Under the repurchase program, the Company may repurchase up to an additional 339,221 shares of its common stock, or 5% of the current outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

As of February 8, 2012, the filing date of this report, no stock has been repurchased under the stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Extension Calculation Linkbase**

101.DEF	XBRL Extension Definition Linkbase**

101.LAB	XBRL Extension Labels Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FEDERAL BANCSHARES, INC.

Date:	February 8, 2012	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date:	February 8, 2012	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer