Form 10-Q
period 2012-03-31
Peoples Federal Bancshares, Inc.
filed 2012-05-09
CIK 1485964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of registrant’s common stock; $0.01 par value, at April 30, 2012: 6,940,525

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$8,379	$9,462
Interest-bearing demand deposits with other banks and money market mutual funds	27,776	44,255
Federal funds sold	55	9
Federal Home Loan Bank - overnight deposit	4,001	8,003
Total cash and cash equivalents	40,211	61,729
Securities available-for-sale	28,246	28,452
Securities held-to-maturity (fair values of $31,166 and $19,925)	30,829	19,713
Federal Home Loan Bank stock (at cost)	4,014	4,339
Loans	424,977	410,794
Allowance for loan losses	(3,566)	(3,371)
Loans, net	421,411	407,423

Premises and equipment, net	3,670	3,818
Cash surrender value of life insurance policies	19,042	18,713
Accrued interest receivable	1,528	1,527
Deferred income tax asset, net	5,803	5,739
Other assets	3,156	2,736
Total assets	$557,910	$554,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$41,735	$38,483
Interest-bearing	370,732	374,162
Total deposits	412,467	412,645
Federal Home Loan Bank advances	24,000	18,000
Accrued expenses and other liabilities	8,037	7,842
Total liabilities	444,504	438,487

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 7,141,500 shares issued at March 31, 2012 and September 30, 2011	71	71
Additional paid-in capital	70,021	69,437
Retained earnings	55,090	53,677
Accumulated other comprehensive income	49	56
Unearned restricted shares; 272,310 shares at March 31, 2012	(4,213)	—
Unearned compensation - ESOP	(5,070)	(5,213)
Treasury stock, at cost; 176,875 and 168,300 shares at March 31, 2012 and September 30, 2011, respectively	(2,542)	(2,326)
Total stockholders’ equity	113,406	115,702
Total liabilities and stockholders’ equity	$557,910	$554,189

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,806	$5,059	$9,673	$10,135
Interest on debt securities:
Taxable	242	68	513	143
Other interest	17	30	41	74
Dividends on equity securities	6	3	9	3
Total interest and dividend income	5,071	5,160	10,236	10,355

Interest expense:
Interest on deposits	686	836	1,455	1,726
Interest on Federal Home Loan Bank advances	140	183	262	428
Total interest expense	826	1,019	1,717	2,154
Net interest and dividend income	4,245	4,141	8,519	8,201
Provision for loan losses	125	160	250	220
Net interest and dividend income, after provision for loan losses	4,120	3,981	8,269	7,981

Non-interest income:
Customer service fees	206	192	415	401
Loan servicing (costs) fees, net	(26)	26	(13)	52
Net gain on sales of mortgage loans	7	24	7	123
Increase in cash surrender value of life insurance	171	122	329	239
Other income	17	73	90	161
Total non-interest income	375	437	828	976

Non-interest expense:
Salaries and employee benefits	2,482	1,964	4,607	3,968
Occupancy expense	244	231	460	439
Equipment expense	112	104	224	213
Professional fees	121	217	224	330
Advertising expense	161	30	308	63
Data processing expense	204	190	400	376
Deposit insurance expense	50	119	110	242
Other expense	206	305	526	629
Total non-interest expense	3,580	3,160	6,859	6,260
Income before income taxes	915	1,258	2,238	2,697
Provision for income taxes	327	434	825	896
Net income	$588	$824	$1,413	$1,801

Weighted-average shares outstanding:
Basic	6,231,753	6,603,508	6,302,352	6,591,605
Diluted	6,236,209	6,603,508	6,304,580	6,591,605

Earnings per common share:
Basic	$0.09	$0.12	$0.22	$0.27
Diluted	$0.09	$0.12	$0.22	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)

Net income	$588	$824	$1,413	$1,801

Net unrealized loss on securities available for sale	(32)	(63)	(12)	(139)
Reclassification adjustment for net securities gains	—	—	—	—
Net unrealized losses	(32)	(63)	(12)	(139)
Income tax benefit	13	26	5	57
Other comprehensive loss, net of tax	$(19)	$(37)	$(7)	$(82)
Total comprehensive income	$569	$787	$1,406	$1,719

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended March 31, 2012 and 2011

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	ESOP	Stock	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2010	7,141,500	$71	$69,331	$50,606	$65	$—	$(5,713)	$—	$114,360

Comprehensive income:
Net income	—	—	—	1,801	—	—	—	—	1,801
Other comprehensive loss	—	—	—	—	(82)	—	—	—	(82)
Common stock released by ESOP (28,566 shares)	—	—	—	—	—	—	286	—	286
Common stock held by ESOP committed to be released (7,142 shares)	—	—	39	—	—	—	81	—	120
Balance at March 31, 2011	7,141,500	$71	$69,370	$52,407	$(17)	$—	$(5,346)	$—	$116,485

Balance at September 30, 2011	7,141,500	$71	$69,437	$53,677	$56	$—	$(5,213)	$(2,326)	$115,702

Comprehensive income:
Net income	—	—	—	1,413	—	—	—	—	1,413
Other comprehensive loss	—	—	—	—	(7)	—	—	—	(7)
Restricted stock awards (281,700 shares)	—	—	446	—	—	(4,358)	—	3,912	—
Purchase of shares for Stock Repurchase plan (290,275 shares)	—	—	—	—	—	—	—	(4,128)	(4,128)
Equity incentive shares earned (9,390 shares)	—	—	77	—	—	145	—	—	222
Common stock released by ESOP (7,141 shares)	—	—	—	—	—	—	71	—	71
Common stock held by ESOP committed to be released (7,142 shares)	—	—	61	—	—	—	72	—	133
Balance at March 31, 2012	7,141,500	$71	$70,021	$55,090	$49	$(4,213)	$(5,070)	$(2,542)	$113,406

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,413	$1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	101	260
Provision for loan losses	250	220
Change in net deferred loan fees	(110)	(63)
Depreciation and amortization	222	179
Amortization of loan purchase premiums	21	—
(Increase) decrease in accrued interest receivable	(1)	83
Income on cash surrender value of life insurance	(329)	(239)
Increase in other assets	(384)	(335)
Increase (decrease) in accrued expenses and other liabilities	195	(602)
Increase in prepaid income taxes	(36)	(169)
Deferred income tax (benefit) expense	(59)	216
Share-based compensation expense	222	—
ESOP expense	204	181
Net cash provided by operating activities	1,709	1,532

Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	(14,867)	(18,000)
Maturities, prepayments and calls	15,059	10,050
Activity in securities held-to-maturity:
Purchases	(14,759)	—
Maturities, prepayments and calls	3,544	—
Redemptions of Federal Home Loan Bank stock	325	—
Loan originations and principal collections, net	13,292	(2,541)
Purchased loans	(27,444)	(13,806)
Recovery of loans previously charged off	3	2
Investments in life insurance policies	—	(6,500)
Capital expenditures	(74)	(114)
Proceeds from sales of other real estate owned	—	414
Net cash used in investing activities	(24,921)	(30,495)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Six Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	13,723	(9,316)
Term certificates	(13,901)	636
Activity in long-term debt:
Proceeds from Federal Home Loan Bank advances	7,000	—
Payment of Federal Home Loan Bank advances	(1,000)	(10,000)
Common stock repurchased	(4,128)	—
Net cash provided by (used in) financing activities	1,694	(18,680)
Net decrease in cash and cash equivalents	(21,518)	(47,643)
Cash and cash equivalents at beginning of period	61,729	113,863
Cash and cash equivalents at end of period	$40,211	$66,220

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,710	$2,153
Income taxes paid	920	415
Supplemental disclosures of non-cash financing and investing activities:
Transfers from loans to other real estate owned	—	164

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary, Peoples Federal Savings Bank (the “Bank”) as of March 31, 2012 (unaudited) and September 30, 2011.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

In the opinion of management, the unaudited consolidated interim financial statements include all significant adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and the statements of income and changes in comprehensive income, stockholders’ equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three and six months ended March 31, 2012 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2011.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position and the required disclosures are reflected in the Company’s accompanying notes to the financial statements.

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

The amendments in both ASU 2011-05 and 2011-12 should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The required disclosures to the Company’s financial statements have been reflected in the accompanying financial statements and footnotes.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other,” an update to ASC 350, “Intangibles — Goodwill and Other.”  ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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
	(Unaudited)
	(In thousands)
March 31, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$24,999	$55	$2	$25,052
Mortgage-backed securities	3,165	38	9	3,194
Total securities available-for-sale	$28,164	$93	$11	$28,246

Securities Held-to-Maturity
Mortgage-backed securities	$30,829	$338	$1	$31,166
Total securities held-to-maturity	$30,829	$338	$1	$31,166

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$27,999	$69	$13	$28,055
Mortgage-backed securities	359	38	—	397
Total securities available-for-sale	$28,358	$107	$13	$28,452

Securities Held-to-Maturity
Mortgage-backed securities	$19,713	$240	$28	$19,925
Total securities held-to-maturity	$19,713	$240	$28	$19,925

As of March 31, 2012 and September 30, 2011, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of March 31, 2012.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)

Due in 1 year or less	$1,000	$1,003	$—	$—
Due after 1 year through 5 years	23,999	24,049	—	—
	24,999	25,052	—	—
Mortgage-backed securities	3,165	3,194	30,829	31,166
	$28,164	$28,246	$30,829	$31,166

During the three and six-months ended March 31, 2012 and 2011, there were no sales of available-for-sale or held-to-maturity securities.

As of March 31, 2012 and September 30, 2011, securities with carrying amounts totaling $59,075,000 and $48,165,000, respectively, were pledged to secure Federal Home Loan Bank borrowings.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Unaudited)
	(In thousands)
March 31, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$2	$998	$—	$—
Mortgage-backed securities	9	2,822	—	—
	$11	$3,820	$—	$—

Securities Held-to-Maturity
Mortgage-backed securities	$1	$4,258	$—	$—
	$1	$4,258	$—	$—

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$13	$7,986	$—	$—
	$13	$7,986	$—	$—

Securities Held-to-Maturity
Mortgage-backed	$28	$9,056	$—	$—
	$28	$9,056	$—	$—

Gross unrealized losses on securities available-for-sale decreased $2,000, or 15.4%, and gross unrealized losses on securities held-to-maturity decreased $27,000, or 96.4%, during the six-month period ended March 31, 2012.  The unrealized losses are due to changes in market interest rates.  The Company continues to ladder the securities portfolio to fund loan growth, balance duration risk and improve yield, as appropriate.

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

The unrealized losses on the Company’s investments in debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were caused by changes in market interest rates.  These securities are guaranteed by the U.S. Government or a government-sponsored enterprise.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because declines in the market value are attributable to changes in market interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

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

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	March 31, 2012		September 30, 2011
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$264,980	62.3%	$253,872	61.8%
Multi-family	67,519	15.9	61,881	15.1
Commercial real estate	63,736	15.0	71,668	17.4
Construction loans	13,870	3.3	14,297	3.5
Total mortgage loans	410,105	96.5	401,718	97.8
Consumer loans	7,662	1.8	4,583	1.1
Commercial loans	7,055	1.7	4,448	1.1
Total loans	424,822	100.0%	410,749	100.0%
Deferred loan origination costs, net	155		45
Allowance for loan losses	(3,566)		(3,371)
Loans, net	$421,411		$407,423

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

Allocated Component

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment evaluation, unless such loans are subject to a troubled debt restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

	Three and Six Months Ended March 31, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended March 31, 2012:
Balance at beginning of period	$1,809	$574	$553	$294	$92	$63	$113	$3,498
Provision (benefit) for loan losses	(120)	122	115	(121)	105	62	(38)	125
Recoveries of loans previously charged-off	—	—	—	—	—	1	—	1
	1,689	696	668	173	197	126	75	3,624
Loans charged off	—	—	—	—	(35)	(23)	—	(58)
Balance at end of period	$1,689	$696	$668	$173	$162	$103	$75	$3,566

Six months ended March 31, 2012:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	139	95	(2)	(119)	106	83	(52)	250
Recoveries of loans previously charged-off	—	—	—	—	—	3	—	3
	1,689	696	668	173	197	126	75	3,624
Loans charged off	—	—	—	—	(35)	(23)	—	(58)
Balance at end of period	$1,689	$696	$668	$173	$162	$103	$75	$3,566

As of March 31, 2012:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,689	696	668	173	162	103	75	3,566
	$1,689	$696	$668	$173	$162	$103	$75	$3,566

Loans ending balances:
Individually evaluated for impairment	$—	$1,991	$1,877	$—	$—	$—		$3,868
Collectively evaluated for impairment	264,980	65,528	61,859	13,870	7,662	7,055		420,954
	$264,980	$67,519	$63,736	$13,870	$7,662	$7,055		$424,822

	Three and Six Months Ended March 31, 2011
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended March 31, 2011:
Balance at beginning of period	$1,648	$491	$715	$115	$26	$104	$114	$3,213
Provision (benefit) for loan losses	(374)	198	(6)	388	2	(48)	—	160
Recoveries of loans previously charged-off	—	—	—	—	1	—	—	1
	1,274	689	709	503	29	56	114	3,374
Loans charged off	—	—	(35)	—	(8)	(13)	—	(56)
Balance at end of period	$1,274	$689	$674	$503	$21	$43	$114	$3,318

Six months ended March 31, 2011:
Balance at beginning of period	$1,481	$502	$684	$340	$42	$40	$114	$3,203
Provision (benefit) for loan losses	(165)	187	25	163	(6)	16	—	220
Recoveries of loans previously charged-off	—	—	—	—	1	—	—	1
	1,316	689	709	503	37	56	114	3,424
Loans charged off	(42)	—	(35)	—	(16)	(13)	—	(106)
Balance at end of period	$1,274	$689	$674	$503	$21	$43	$114	$3,318

As of March 31, 2011:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,274	689	674	503	21	43	114	3,318
	$1,274	$689	$674	$503	$21	$43	$114	$3,318

Loans ending balances:
Individually evaluated for impairment	$1,093	$—	$2,653	$1,868	$—	$—		$5,614
Collectively evaluated for impairment	245,159	60,919	63,177	15,894	2,010	4,284		391,443
	$246,252	$60,919	$65,830	$17,762	$2,010	$4,284		$397,057

	Year Ended September 30, 2011
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,481	$502	$684	$340	$42	$40	$114	$3,203
Provisions	215	99	29	(48)	85	12	13	405
Recoveries of loans previously charged-off	—	—	3	—	15	1	—	19
	1,696	601	716	292	142	53	127	3,627
Loans charged off	(146)	—	(46)	—	(51)	(13)	—	(256)
Balance at end of year	$1,550	$601	$670	$292	$91	$40	$127	$3,371

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,550	601	670	292	91	40	127	3,371
	$1,550	$601	$670	$292	$91	$40	$127	$3,371

Loans ending balances:
Individually evaluated for impairment	$—	$—	$2,590	$1,866	$—	$—		$4,456
Collectively evaluated for impairment	253,872	61,881	69,078	12,431	4,583	4,448		406,293
	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448		$410,749

Non-accrual and Past-due Loans

Residential real estate loans are generally placed on non-accrual when reaching 90 days past due or in the process of foreclosure.  All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on non-accrual status.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan.  Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on non-accrual status, unless adequately secured and in the process of collection.  When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans.  A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

The following table sets forth information regarding non-accrual and past-due loans:

	Age Analysis of Past Due Loans
	March 31, 2012
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$567	$322	$2,465	$3,354	$261,626	$264,980	$2,465
Multi-family	175	—	—	175	67,344	67,519	—
Commercial real estate	2,009	—	—	2,009	61,727	63,736	—
Construction loans	—	—	—	—	13,870	13,870	—
Total mortgage loans	2,751	322	2,465	5,538	404,567	410,105	2,465
Consumer loans	2	3	—	5	7,657	7,662	—
Commercial loans	1	15	—	16	7,039	7,055	—
Total	$2,754	$340	$2,465	$5,559	$419,263	$424,822	$2,465

	Age Analysis of Past Due Loans
	September 30, 2011
			Greater than				Total
	30-59 Days	60-89 Days	90 Days	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$1,140	$2,541	$3,681	$250,191	$253,872	$2,541
Multi-family	—	186	—	186	61,695	61,881	—
Commercial real estate	134	1,919	671	2,724	68,944	71,668	671
Construction loans	—	—	—	—	14,297	14,297	—
Total mortgage loans	134	3,245	3,212	6,591	395,127	401,718	3,212
Consumer loans	16	—	38	54	4,529	4,583	38
Commercial loans	—	—	—	—	4,448	4,448	—
Total	$150	$3,245	$3,250	$6,645	$404,104	$410,749	$3,250

There were no loans greater than 90 days past due and still accruing at March 31, 2012 (unaudited) and September 30, 2011.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	March 31, 2012			September 30, 2011
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Unaudited)
	(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	1,991	1,991	—	—	—	—
Commercial real estate	1,877	1,877	—	2,590	2,590	—
Construction loans	—	—	—	1,866	1,866	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
	$3,868	$3,868	$—	$4,456	$4,456	$—

	Three Months Ended March 31,
	2012			2011
	Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized
	Investment	Total	Cash Basis	Investment	Total	Cash Basis
	(Unaudited)
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$1,093	$(3)	$—
Multi-family	1,994	23	—	—	—	—
Commercial real estate	2,054	29	—	2,738	(23)	—
Construction loans	—	—	—	556	22	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
	$4,048	$52	$—	$4,387	$(4)	$—

							Year Ended
	Six Months Ended March 31,						September 30,
	2012			2011			2011
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$1,093	$29	$—	$875
Multi-family	1,977	47	—	—	—	—	—
Commercial real estate	2,280	74	14	2,823	72	—	2,734
Construction loans	—	—	—	1,243	46	—	1,493
Consumer loans	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—
	$4,257	$121	$14	$5,159	$147	$—	$5,102

At March 31, 2012 and 2011 (unaudited) and September 30, 2011, there were no impaired loans with a valuation allowance.  No additional funds are committed to be advanced in connection with impaired loans, as of March 31, 2012.

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

The following table sets forth information pertaining to troubled debt restructurings entered into during the period indicated:

	Three Months Ended March 31, 2012			Six Months Ended March 31, 2012
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)			(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructuring:
Multi-family	—	$—	$—	1	$1,816	$1,816
	—	$—	$—	1	$1,816	$1,816

During the six month period ended March 31, 2012, the Company extended and reclassified an accruing TDR construction loan, in the amount of $1,816,000, to an accruing multi-family residential TDR mortgage loan, due to the completion of construction.  At March 31, 2012, this loan was accruing and performing in accordance with its modified terms and conditions.  There were no TDR agreements entered into during the three and six months ended March 31, 2012 that subsequently defaulted.

At March 31, 2012, TDRs amounted to $3,693,000 and consisted of one loan with a balance of $1,816,000, as described above, and one commercial real estate loan with a balance of $1,877,000 that was modified prior to September 30, 2011.  In this case the loan modification was due to an extension of maturity for a borrower experiencing financial difficulty.

At March 31, 2012, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance.

Credit Quality Indicators

The Company utilizes an eight grade internal loan rating system for loans as follows:

Loans rated 1-4:  Loans in these categories are considered “not formally rated” loans with low to average risk.

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

On an annual basis, or more often if needed, the Company formally reviews the loan risk rating on all multi-family, commercial real estate, construction and commercial loans.  At least annually, the Company engages an independent third-party to review a significant portion of loans within these loan segments.  Management uses the results of the independent review as part of its annual review process.  For all one-to four-family real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	March 31, 2012
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Not Formally Rated	$260,879	$62,283	$52,772	$12,341	$7,662	$6,755	$402,692
Special Mention	227	1,816	6,552	1,529	—	300	10,424
Substandard	3,874	3,420	4,412	—	—	—	11,706
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$264,980	$67,519	$63,736	$13,870	$7,662	$7,055	$424,822

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2011
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Not Formally Rated	$250,344	$57,258	$67,008	$11,002	$4,583	$3,949	$394,144
Special Mention	741	—	—	3,295	—	—	4,036
Substandard	2,787	4,623	4,660	—	—	499	12,569
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448	$410,749

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2012 and September 30, 2011.

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

The following summarizes assets measured at fair value at March 31, 2012 and September 30, 2011.

Assets Measured at Fair Value on a Recurring Basis

	March 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)

Trading securities	$867	$—	$—	$867
Debt securities issued by U.S. Government corporations and agencies	—	25,052	—	25,052
Mortgage-backed securities	—	3,194	—	3,194
Total assets	$867	$28,246	$—	$29,113

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Trading securities	$807	$—	$—	$807
Debt securities issued by U.S. Government corporations and agencies	—	28,055	—	28,055
Mortgage-backed securities	—	397	—	397
Total assets	$807	$28,452	$—	$29,259

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2012 and September 30, 2011, for which a nonrecurring change in fair value has been recorded.

There were no transfers in and out of Level 1 and 2 during the period ended March 31, 2012 and September 31, 2011.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	Unaudited)
	(In thousands )

Financial assets:
Cash and cash equivalents	$40,211	$40,211	$—	$—	$40,211
Certificates of deposit
Trading securities	867	867	—	—	867
Securities available-for-sale	28,246	—	28,246	—	28,246
Securities held-to-maturity	30,829	—	31,166	—	31,166
Federal Home Loan Bank stock	4,014	—	—	4,014	4,014
Loans, net	421,411	—	—	431,954	431,954
Accrued interest receivable	1,528	—	—	1,528	1,528

Financial liabilities:
Deposits	412,467	—	—	412,837	412,837
Federal Home Loan Bank advances	24,000	—	—	24,580	24,580

	September 30, 2011
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	Unaudited)
	(In thousands)

Financial assets:
Cash and cash equivalents	$61,729	$61,729	$—	$—	$61,729
Certificates of deposit
Trading securities	807	807	—	—	807
Securities available-for-sale	28,452	—	28,452	—	28,452
Securities held-to-maturity	19,713	—	19,925	—	19,925
Federal Home Loan Bank stock	4,339	—	—	4,339	4,339
Loans, net	407,423	—	—	419,351	419,351
Accrued interest receivable	1,527	—	—	1,527	1,527

Financial liabilities:
Deposits	412,645	—	—	413,886	413,886
Federal Home Loan Bank advances	18,000	—	—	18,690	18,690

NOTE 7 — EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution (computed using the treasury stock method) that could occur if securities or other contracts to issue common stock (such as stock options, unvested restricted stock awards or unvested restricted stock unit awards) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Unallocated common shares held by the ESOP, treasury shares and unvested restricted stock awards are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(Dollars in thousands, except		(Dollars in thousands, except
	per share data)		per share data)

Net income applicable to common stock	$588	$824	$1,413	$1,801
Less: Undistributed earnings allocated to participating securities	(11)	—	(13)	—
Net income allocated to common stock	$577	$824	$1,400	$1,801

Average number of common shares issued	7,141,500	7,141,500	7,141,500	7,141,500
Less: Average treasury shares	(273,515)	—	(260,721)	—
Less: Average unallocated ESOP shares	(514,110)	(537,992)	(517,700)	(549,895)
Less: Average unvested restricted stock awards	(122,122)	—	(60,727)	—
Average number of common shares outstanding used to calculate basic earnings per common share	6,231,753	6,603,508	6,302,352	6,591,605
Add: Dilutive effect of unvested restricted stock awards	4,456	—	2,228	—
Average number of common shares outstanding used to calculate diluted earnings per common share	6,236,209	6,603,508	6,304,580	6,591,605

Earnings per common share (basic and diluted)	$0.09	$0.12	$0.22	$0.27

At March 31, 2012, stock options to purchase 584,000 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.  There is no dilutive computation at March 31, 2011 as stock options and restricted stock awards were not granted until February 21, 2012.

NOTE 8 — OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income (loss), included in stockholders’ equity are as follows:

	March 31,
	2012	2011
	(Unaudited)
	(In thousands)

Net unrealized gain (loss) on securities available for sale	$82	$(29)
Income tax (expense) benefit	(33)	12
	$49	$(17)

NOTE 9 - EMPLOYEE BENEFIT PLANS

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from Peoples Federal Savings Bank’s contributions to the ESOP and dividends payable on stock, if any.  The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal.  The interest rate, currently 3.25%, adjusts annually and will be the prime rate on the first business day of the calendar year.  The Bank has committed to make contributions to the ESOP sufficient to support debt service of the loan.

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

Compensation expense recognized for the three and six months ended March 31, 2012 and 2011 (unaudited) was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

ESOP expense	$109	$98	$204	$181

Shares held by the ESOP trust were as follows:

	March 31, 2012	September 30, 2011
	(Unaudited)

Allocated	57,132	28,566
Committed to be released	7,142	21,425
Unallocated	507,046	521,329
	571,320	571,320

The fair value of the unallocated shares was approximately $8,174,000 and $6,689,000 at March 31, 2012 and September 30, 2011, respectively.

Stock Option Plan

Under the Company’s 2011 Equity Incentive Plan (the “Stock Plan”), the Company may grant stock options to its directors and employees for up to 999,810 shares of its common stock.  Both incentive stock options and non-qualified stock options may be granted under the Stock Plan.  The exercise price of each stock option shall not be less than the fair market value of the Company’s common stock on the date of the grant and the maximum term of each option is ten years (or five years with respect to incentive stock options granted to an employee who is a 10% stockholder).

On February 21, 2012, in accordance with the Stock Plan, the Company granted 584,480 stock options to its directors and certain employees of the Company.  The fair value of the stock options granted on February 21, 2012 was $3.95 per share.  The stock options vest 20% per year from the date of grant over a five-year period.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

February 21,
2012
Expected dividends	0.00%
Expected term	10 years
Expected volatility	13.01%
Risk-free interest rate	1.99%

The dividend yield assumption is based upon the Company’s history of dividends payouts.  The expected term is based upon the contractual term of the stock option.  The expected volatility is based upon historic volatility.  The risk-free interest rate for the periods within the contractual life of the stock options is based on the 10-year U.S. Treasury yield curve in effect at the time of the grant.

A summary of stock option activity under the Stock Plan as of March 31, 2012, and changes during the fiscal year then ended, is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(In thousands)
Outstanding at beginning of period	—	$—
Granted	584,480	15.47
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	584,480	$15.47	9.9	$2,309

Exercisable at end of period	—	$—	—	$—

The weighted average grant date fair value of the stock options granted during the period ended March 31, 2012 was $3.95.

For the three and six months ended March 31, 2012, the share-based compensation expense applicable to the stock options was $77,000.  As of March 31, 2012, the unrecognized share-based compensation expense related to the non-vested stock options was $2.2 million.  This amount is expected to be recognized over a weighted-average period of 4.9 years.

Restricted Stock Awards and Restricted Stock Unit Awards

Under the Company’s Stock Plan, the Company may issue shares of its common stock as restricted stock awards or restricted stock unit awards to its directors and employees.  The maximum number of shares that may be issued under the Stock Plan as restricted stock awards or restricted stock unit awards is 357,075 shares.  A restricted stock award is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance conditions.  A restricted stock unit award is similar, except no shares are actually granted on the grant date.

Restricted Stock Awards

On February 21, 2012, in accordance with the Stock Plan, the Company granted 281,700 restricted stock awards to its directors and certain employees.  The Company purchased the shares of its common stock through open market transactions or negotiated block transactions.  Shares issued upon vesting may be either authorized but unissued or reacquired shares held by the Company.  Any shares not issued because vesting requirements are not met will again be available for issuance under Stock Plan.  Shares awarded vest 20% per year over a five-year period.  The fair market value of the shares awarded, based on market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.  The fair value of the restricted stock awards granted on February 21, 2012 was $15.47 per share.

The following table presents the status of non-vested restricted stock awards under the Stock Plan as of March 31, 2012, and changes during the fiscal year then ended, is presented below:

Weighted
Average
	Number	Grant-date
	of Shares	Fair Value
(In thousands)
Non-vested restricted stock awards at beginning of period	—	$—
Restricted shares granted	281,700	4,358
Shares vested	—	—
Forfeited	—	—
Non-vested restricted stock awards at end of period	281,700	$4,358

For the three and six months ended March 31, 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $145,000.  As of March 31, 2012, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $4.2 million.  This amount is expected to be recognized over a weighted-average period of 4.9 years.

Restricted Stock Unit Awards

As of March 31, 2012, there were no restricted stock unit awards granted under the Stock Plan.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2012 (unaudited) and September 30, 2011 and results of operations for three and six months ended March 31, 2012 and 2011 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated interim financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company recognizes gains and losses as a result of sales of investment securities, foreclosed property, and premise and equipment.  In addition, the Company recognizes losses on its investment securities that are considered other-than-temporarily impaired.  Gains and losses are not a regular part of the Company’s primary source of income.

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

Comparison of Financial Condition at March 31, 2012 (Unaudited) and September 30, 2011

At March 31, 2012, our total assets were $557.9 million, an increase of $3.7 million, or 0.7%, from our total assets of $554.2 million at September 30, 2011.  Loans, net increased $14.0 million, or 3.4%, to $421.4 million at March 31, 2012 from $407.4 million at September 30, 2011.  Investments in securities increased to $59.1 million at March 31, 2012 from $48.2 million at September 30, 2011, due primarily to the purchase of short term U.S. government and agency securities and mortgage-backed securities.  At March 31, 2012, cash and due from banks totaled $40.2 million as compared to $61.7 million at September 30, 2011, representing a $21.5 million, or 34.8% decrease.  The decrease was mainly due to the funding of loan originations, the purchases of securities and repurchases of the Company’s common stock under a stock repurchase plan.

Deposits decreased by $178,000 to $412.5 million at March 31, 2012 from $412.6 million at September 30, 2011.  The decrease resulted in part from a decrease in term certificates to $126.7 million from $140.6 million at March 31, 2012 and September 30, 2011, respectively.  The decreases were offset by increases in money market deposit accounts to $156.0 million from $151.1 million, NOW accounts to $38.3 from $34.5 million and demand deposits to $41.7 million from $38.5 million and savings to $49.7 million from $47.9 million at March 31, 2012 and September 30, 2011, respectively.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2012		September 30, 2011
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$41,735	10.1%	$38,483	9.3%
NOW deposits	38,298	9.3	34,526	8.4
Money market deposits	156,007	37.8	151,123	36.6
Savings	49,703	12.1	47,888	11.6
Total non-certificate accounts	285,743	69.3	272,020	65.9
Term certificates	126,724	30.7	140,625	34.1
Total deposits	$412,467	100.0%	$412,645	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	March 31, 2012		September 30, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$89,222	1.02%	$94,166	1.16%
Over 1 year to 2 years	22,738	1.29	33,336	1.59
Over 2 years to 3 years	7,927	2.21	7,967	2.29
Over 3 years to 4 years	4,710	1.87	5,156	2.01
Over 4 years to 5 years	2,127	1.98	—	—
	$126,724	1.19%	$140,625	1.36%

Borrowings, consisting of long-term Federal Home Loan Bank (“FHLB”) advances, increased $6.0 million to $24.0 million at March 31, 2012 from $18.0 million at September 30, 2011.  During the six months ended March 31, 2012, the Company paid off a maturing advance of $1.0 million with a rate of 4.85% and borrowed $7.0 million with a weighted average rate of 1.71% to provide additional liquidity and extend the average maturity of the portfolio of borrowed funds.

The following table sets forth the Company’s FHLB advances at the dates indicated:

	March 31, 2012			September 30, 2011
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)

Federal Home Loan Bank advances	$24,000	(1)	2.46%	$18,000	(1)	2.88%

(1)  Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49% maturing August 19, 2013.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to four-family properties and other qualified assets.

Total stockholders’ equity decreased to $113.4 million at March 31, 2012 from $115.7 million at September 30, 2011.  The decrease was mainly due to the repurchase of 290,275 shares of the Company’s common stock totaling $4.1 million, in the open market at an average price of $14.22, as part of the Company’s stock repurchase plan.  There was a $7,000 decrease in other comprehensive income due to the change in net unrealized gains, net of tax, on securities available-for-sale.  The change in net unrealized gains or losses on securities classified as available-for-sale is affected by market interest rates and other conditions and, therefore, can fluctuate daily.  The decrease was offset primarily by net income of $1.4 million for the six months ended March 31, 2012, and ESOP stock released and committed to be released of $204,000.  On February 21, 2012, the Company awarded 281,700 shares of restricted stock awards to its Board of Directors and certain employees of the Company.  The decrease in stockholders’ equity was also offset by equity incentive shares earned of $222,000.  Other comprehensive income or loss does not include changes in fair value of other financial instruments reflected on the balance sheet.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

General.  We recorded net income of $588,000 for the three months ended March 31, 2012 compared to net income of $824,000 for the three months ended March 31, 2011.  Net interest and dividend income increased period over period to $4.3 million from $4.1 million.  Non-interest expense increased to $3.6 million for the three months ended March 31, 2012 from $3.2 million for the comparable 2011 period.  Non-interest income decreased to $375,000 for the 2012 quarter from $437,000 for the 2011 quarter.  The provision for loan losses decreased to $125,000 for the 2012 quarter from $160,000 for the 2011 quarter.

Interest and Dividend Income.  Interest and dividend income declined to $5.1 million for the three months ended March 31, 2012 as compared to $5.2 million for the three months ended March 31, 2011.  Average interest-earning assets increased to $511.0 million for the 2012 period compared to $484.8 million for the 2011 period while the average yield on interest-earning assets decreased to 3.97% from 4.26% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans declined to $4.8 million for the three months ended March 31, 2012 as compared to $5.1 million for the three months ended March 31, 2011.  The average balance of our loans increased for the three month period ended March 31, 2012 to $413.6 million from $396.9 million for the period ended March 31, 2011.  The average yield on loans decreased to 4.65% from 5.10%, reflecting the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $242,000 for the three months ended March 31, 2012 from $68,000 for the three months ended March 31, 2011, reflecting the increase in the average balance of such securities to $63.0 million from $26.7 million.  Additionally, the average yield on such securities increased to 1.54% for the quarter ended March 31, 2012 from 1.02% for the quarter ended March 31, 2011, as newer investments carried a higher yield.

Interest Expense.  Interest expense decreased $193,000, or 18.9%, to $826,000 for the three months ended March 31, 2012 from $1.0 million for the three months ended March 31, 2011.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2012 period to 0.85%, compared to an average rate paid of 1.10% in the 2011 period, which more than offset an increase of $17.0 million in the average balance of such deposits and borrowings to $386.5 million for the 2012 quarter versus $369.5 million during the 2011 quarter.

Interest expense on term certificates decreased to $363,000 for the three months ended March 31, 2012 from $460,000 for the three months ended March 31, 2011, as the average balance of such certificates increased to $125.8 million from $123.8 million, and the average rate paid on these certificates decreased to 1.15% for the quarter ended March 31, 2012 from 1.49% for the quarter ended March 31, 2011.  The increase in the average balance of our term certificates resulted primarily from our customers seeking higher returns in our money market accounts, which we competitively priced, while the decrease in the average cost of such term certificates and other deposits reflected lower market interest rates.  Interest expense on money market accounts decreased to $288,000 for the quarter ended March 31, 2012 from $303,000 for the quarter ended March 31, 2011, a decrease of $15,000, or 5.0%, as the average cost of these accounts decreased to 0.74% for the quarter ended March 31, 2012 from 0.85% for the quarter ended March 31, 2011, reflecting lower market rates.  The decrease was offset in part by an increase of $13.7 million in the average balance of these accounts during the March 31, 2012 quarter to $155.6 million, from an average balance of $141.9 million during the quarter ended March 31, 2011.  Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $140,000 for the quarter ended March 31, 2012 versus $183,000 for the year earlier period, reflecting a lower average balance and lower average cost of borrowings during the 2012 period.

Net Interest and Dividend Income.  Net interest and dividend income increased to $4.2 million for the three months ended March 31, 2012 from $4.1 million for the three months ended March 31, 2011.  The increase in net interest and dividend income in the quarter ended March 31, 2012 was positively impacted by lower market interest rates on our deposit portfolio, offset in part by the impact of lower market interest rates on our loan portfolio and the change in the overall mix of our interest-earning assets.  Our interest rate spread and net interest margin both decreased period to period.  The net interest rate spread and net interest margin were 3.12% and 3.32%, respectively, during the quarter ended March 31, 2012, compared to 3.16% and 3.42%, respectively, for the 2011 quarter.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities increased to 1.32x during the quarter ended March 31, 2012 from 1.31x during the quarter ended March 31, 2011.  The decreases in our average interest-earning assets to average interest-bearing liabilities ratio reflects our decision to reduce our exposure to fixed-rate loans during the low-interest rate environment and to increase the Bank’s liquidity through increased cash and cash equivalents.

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

Based on the above factors, we recorded a $125,000 provision for loan losses for the three months ended March 31, 2012 as compared to a $160,000 provision for loan losses for the three months ended March 31, 2011.  The allowance for loan losses was $3.6 million and $3.3 million, respectively, at March 31, 2012 and 2011.  The allowance for loan losses to total loans was 0.84% for both periods ended March 31, 2012 and 2011.  Total non-accrual loans were $2.5 million at March 31, 2012 compared to $3.3 million at September 30, 2011.  While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors in the first quarter of fiscal 2012 to reflect further deterioration in the economy.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2012 and 2011.

Non-interest Income.  Non-interest income decreased to $375,000 for the three months ended March 31, 2012 from $437,000 for the three months ended March 31, 2011.  The decrease was due to decreases in net gain on sales of mortgage loans (which decreased to $7,000 from $24,000).  Additionally, loan servicing fees (costs), net decreased to ($26,000) for the three months ended March 31, 2012 from $26,000 for the three months ended March 31, 2011 and other income decreased to $17,000 from $72,000.  The decrease was partially offset by an increase in income derived from life insurance policies (which increased to $171,000 from $123,000) and customer service fees (which increased to $206,000 from $192,000).

Non-interest Expense.  Non-interest expense increased $420,000, or 13.3%, to $3.6 million for the three-month period ended March 31, 2012 from $3.2 million for the three-month period ended March 31, 2011.  The increase in non-interest expense was attributable to increases in salaries and employee benefits (which increased to $2.5 million from $2.0 million), advertising expense (which increased to $161,000 from $30,000), occupancy expense (which increased to $244,000 from $231,000), equipment expense (which increased to $112,000 from $104,000) and data processing fees (which increased to $204,000 from $190,000).  The increase was partially offset by decreases in FDIC insurance premiums (which decreased to $50,000 from $119,000, other expense (which decreased to $206,000 from $305,000), and professional fees expense (which decreased to $121,000 from $217,000).

Income Tax Expense.  The provision for income taxes was $327,000 for the three months ended March 31, 2012 compared to $434,000 for the three months ended March 31, 2011.  Pre-tax income for the three months ended March 31, 2012 was $915,000 as compared to $1.3 million for the comparable period ended March 31, 2011.  Our effective tax rate was 35.7% for the three months ended March 31, 2012 compared to 34.4% for the three months ended March 31, 2011.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and 2011 (Unaudited)

General.  We recorded net income of $1.4 million for the six months ended March 31, 2012 compared to net income of $1.8 million for the six months ended March 31, 2011.  Net interest and dividend income increased period over period to $8.5 million from $8.2 million, non-interest income decreased $148,000 to $828,000 for the six months ended March 31, 2012 from $976,000 for the six month periods ended March 31, 2011 and non-interest expense increased to $6.9 million for the six months ended March 31, 2012 from $6.3 million for the six months ended March 31, 2011.

Interest and Dividend Income.  Total interest and dividend income decreased $119,000 to $10.2 million for the six months ended March 31, 2012 from $10.4 million for the six months ended March 31, 2011.  Average interest-earning assets increased to $501.8 million for the 2012 period from $491.8 million for the 2011 period; however, the average yield on interest-earning assets decreased 13 basis points to 4.08% from 4.21% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $9.7 million for the six months ended March 31, 2012 from $10.1 million for the six months ended March 31, 2011, as the average balance of our loans increased to $411.6 million from $390.3 million but the average yield on loans decreased to 4.70% from 5.19%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $513,000 for the six months ended March 31, 2012 from $143,000 for the six months ended March 31, 2011, reflecting the significant increase in the average balance of such securities to $59.3 million from $26.3 million.  The average yield on such securities increased to 1.73% for the six months ended March 31, 2012 from 1.09% for the same period one year earlier.

Interest Expense.  Interest expense decreased $437,000, or 20.3%, to $1.7 million for the six months ended March 31, 2012 from $2.2 million for the six months ended March 31, 2011.  The decrease reflected a 26 basis point decrease in the average rate paid on deposits and borrowings in the 2012 period to 0.88%, compared to an average rate paid of 1.14% in the 2011 period, and an increase of $12.0 million in the average balance of such deposits and borrowings to $388.8 million for the 2012 period from $376.8 million during the 2011 period.

Interest expense on money market accounts decreased to $565,000 for the six months ended March 31, 2012 from $626,000 for the six months ended March 31, 2011, a decrease of $61,000, or 9.7%, reflecting a decrease in average costs on these accounts to 0.74% for the six months ended March 31, 2012 from 0.86% for the 2011 period, offset by a $7.2 million increase in the average balance of these accounts during the 2012 period to $153.6 million, from an average balance of $146.4 million during the year earlier period.    Interest expense on certificates of deposit decreased to $820,000 for the six months ended March 31, 2012 from $955,000 for the six months ended March 31, 2011, as the average balance of such certificates increased to $132.4 million from $123.9 million, and the average rate paid on these certificates decreased to 1.24% for the six months ended March 31, 2012 from 1.54% for the six months ended March 31, 2011.  The increase in average balances of our money market deposit accounts resulted primarily from our customers seeking higher returns in our certificate accounts which we competitively priced, while the decrease in the average cost of such money market and other deposits reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board and the lower market interest rates resulting from such cuts.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $262,000 for the six months ended March 31, 2012 versus $428,000 for the six months ended March 31, 2011, due to lower average balances and rates paid on such borrowings.

Net Interest and Dividend Income.  Net interest and dividend income increased to $8.5 million for the six months ended March 31, 2012 from $8.2 million for the six months ended March 31, 2011.  The increase was due to lower interest expense and, in part, to the increase in the average balance of our income-earning assets, including net loans, over the period, offset in part by the impact of lower market interest rates on our loan portfolio, greater than 54% of which has adjustable rates of interest.  Our interest rate spread and net interest margin both increased period to period.  The interest rate spread and net interest margin were 3.20% and 3.40%, respectively, during the six months ended March 31, 2012 compared to

3.07% and 3.34%, respectively, for the six months ended March 31, 2011.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 1.29x during the six months ended March 31, 2012 from 1.31x during the six months ended March 31, 2011.  The increase in our interest rate spread, net interest margin and decrease in our ratio of average interest-earning assets to average interest-bearing liabilities all reflect lower deposit costs, an increase in loans and investments and the reduction in cash and cash equivalents during the period.

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

Based on the above factors, we recorded a $250,000 provision for loan losses for the six months ended March 31, 2012 and a $220,000 provision for the six months ended March 31, 2011.  The allowance for loan losses was $3.6 million and $3.3 million, respectively, at March 31, 2012 and 2011.  The allowance for loan losses to total loans was 0.84% for both periods ended March 31, 2012 and 2011.  Non-performing assets totaled $2.5 million or 0.44% of total assets at March 31, 2012, as compared to $3.3 million or 0.59% of total assets at September 30, 2011.  Classified assets decreased during the six months ended March 31, 2012 to $11.7 million as compared to $12.6 million as of September 30, 2011.  The decrease in classified assets is primarily due to a reduction in classifications in the multi-family segment, which declined to $3.4 million at March 31, 2012 from $4.6 million at September 30, 2011.  In addition, classified assets in the commercial real estate segment declined to $4.4 million from $4.7 million, during the same period.  The decreases were offset by an increase in classifications with in the one-to four-family segment to $3.9 million as of March 31, 2012 from $2.8 million as of September 30, 2011.

While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors, specifically factors related to construction loans, in the second quarter of fiscal 2012 to reflect further deterioration in the economy, slower sell out of speculative developments and other changing conditions that impact the construction loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended March 31, 2012.

Non-interest Income.  Non-interest income decreased to $828,000 for the six months ended March 31, 2012 from $976,000 for the six months ended March 31, 2011.  The decrease was primarily due to the decrease in net gains on sales of mortgage loans of $116,000, loan servicing fees of $65,000 and other income of $71,000, offset by the increase in the cash surrender value of life insurance of $90,000 and customer service fees of $14,000.

Non-interest Expense.  Non-interest expense increased $599,000 or 9.6%, to $6.9 million for the six month period ended March 31, 2012 from $6.3 million for the six month period ended March 31, 2011.  The increase in non-interest expense was primarily attributable to increases in salaries and employee benefits (which increased to $4.6 million from $4.0 million), occupancy expense (which increased to $460,000 from $439,000), equipment expense (which increased to $224,000 from $213,000), advertising expense (which increased to $308,000 from $63,000), and data processing expense (which increased to

$400,000 from $376,000).  The increases were offset in part by decreases in FDIC insurance premiums (which decreased to $110,000 from $242,000), professional fees (which decreased to $224,000 from $330,000) and other expense (which decreased to $526,000 from $629,000).  The increase in non-interest expense is related in part to the increased compensation, increased advertising efforts and other costs related to operation as a public company.

Income Tax Expense.  The provision for income taxes was $825,000 for the six months ended March 31, 2012 compared to $896,000 for the six months ended March 31, 2011, reflecting pre-tax income in the 2012 period of $2.2 million versus pre-tax income of $2.7 million for the 2011 period.  Our effective tax rate was 36.9% for the six months ended March 31, 2012 compared to 33.2% for the six months ended March 31, 2011.

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

The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2012				2011
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$413,633		$4,806	4.65%	$396,854		$5,059	5.10%
Taxable securities (3)	63,024		242	1.54	26,671		68	1.02
Other interest-earning assets	30,137		17	0.23	56,888		30	0.21
FHLB stock	4,253		6	0.56	4,339		3	0.28
Total interest-earning assets	511,047		5,071	3.97	484,752		5,160	4.26
Non-interest-earning assets	37,945				43,590
Total assets	$548,992				$528,342

Interest-bearing liabilities:
Deposits:
Savings	$48,052		24	0.20	$46,862		58	0.50
Money market accounts	155,579		288	0.74	141,922		303	0.85
NOW accounts	36,600		11	0.12	33,255		15	0.18
Term certificates	125,809		363	1.15	123,834		460	1.49
Total deposits	366,040		686	0.75	345,873		836	0.97
FHLB advances	20,484		140	2.73	23,644		183	3.10
Total interest-bearing liabilities	386,524		826	0.85	369,517		1,019	1.10
Demand deposits	39,909				34,845
Other non-interest-bearing liabilities	8,530				7,777
Total liabilities	434,963				412,139
Stockholders’ equity	114,029				116,203
Total liabilities and stockholders’ equity	$548,992				$528,342

Net interest income			$4,245				$4,141
Net interest rate spread (4)				3.12%				3.16%
Net interest-earning assets (5)	$124,523				$115,235
Net interest margin (6)				3.32%				3.42%
Ratio of interest-earning assets to total interest-bearing liabilities	1.32	x			1.31	x

(1)   Yields are annualized.

(2)   Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)   Average balances are presented at average amortized cost.

(4)         Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)   Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)   Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended March 31,
	2012				2011
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$411,602		$9,673	4.70%	$390,282		$10,135	5.19%
Taxable securities (3)	59,259		513	1.73	26,333		143	1.09
Other interest-earning assets	26,606		41	0.31	70,859		74	0.21
FHLB stock	4,296		9	0.42	4,339		3	0.14
Total interest-earning assets	501,763		10,236	4.08	491,813		10,355	4.21
Non-interest-earning assets	49,747				43,343
Total assets	$551,510				$535,156

Interest-bearing liabilities:
Deposits:
Savings	$47,891		48	0.20	$46,214		115	0.50
Money market accounts	153,557		565	0.74	146,399		626	0.86
NOW accounts	36,005		22	0.12	33,293		30	0.18
Term certificates	132,403		820	1.24	123,902		955	1.54
Total deposits	369,856		1,455	0.79	349,808		1,726	0.99
FHLB advances	18,929		262	2.77	26,989		428	3.17
Total interest-bearing liabilities	388,785		1,717	0.88	376,797		2,154	1.14
Demand deposits	39,439				34,730
Other non-interest-bearing liabilities	8,644				8,031
Total liabilities	436,868				419,558
Stockholders’ equity	114,642				115,598
Total liabilities and stockholders’ equity	$551,510				$535,156

Net interest income			$8,519				$8,201
Net interest rate spread (4)				3.20%				3.07%
Net interest-earning assets (5)	$112,978				$115,016
Net interest margin (6)				3.40%				3.34%
Ratio of interest-earning assets to total interest-bearing liabilities	1.29	x			1.31	x

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

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31,
	2012 vs. 2011
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$231	$(484)	$(253)
Taxable securities (2)	127	47	174
Tax-exempt securities (2)	—	—	—
Other interest-earning assets	(15)	2	(13)
FHLB stock	—	3	3
Total interest-earning assets	343	(432)	(89)

Interest-bearing liabilities:
Deposits:
Savings	2	(36)	(34)
Money market accounts	39	(54)	(15)
NOW accounts	2	(6)	(4)
Term certificates	7	(104)	(97)
Total deposits	50	(200)	(150)
FHLB advances	(23)	(20)	(43)
Total interest-bearing liabilities	27	(220)	(193)
Increase (decrease) in net interest income	$316	$(212)	$104

(1)   Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)   Average balances are presented at average amortized cost.

	Six Months Ended March 31,
	2012 vs. 2011
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
		(Unaudited)
		(In thousands)
Interest-earning assets:
Loans (1)	$625	$(1,087)	$(462)
Taxable securities (2)	251	119	370
Tax-exempt securities (2)	—	—	—
Other interest-earning assets	(138)	105	(33)
FHLB stock	—	6	6
Total interest-earning assets	738	(857)	(119)

Interest-bearing liabilities:
Deposits:
Savings	4	(71)	(67)
Money market accounts	33	(94)	(61)
NOW accounts	3	(11)	(8)
Term certificates	72	(207)	(135)
Total deposits	112	(383)	(271)
FHLB advances	(116)	(50)	(166)
Total interest-bearing liabilities	(4)	(433)	(437)
Increase (decrease) in net interest income	$742	$(424)	$318

(1)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(2)	Average balances are presented at average amortized cost.

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

Our most liquid assets are cash and cash equivalents, which include interest-bearing demand deposits with other banks.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2012, cash and cash equivalents totaled $40.2 million.  Securities classified as available-for-sale provide additional sources of liquidity.  At March 31, 2012, we had $24.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $109.8 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At March 31, 2012, we had $35.3 million in loan commitments outstanding, which consisted of $3.6 million of real estate loan commitments, $4.8 million in unused home equity lines of credit, $17.2 million in commercial real estate commitments, and $4.9 million in construction loan commitments, $4.1 million in commercial lines of credit commitments and $651,000 in consumer loan commitments.  Term certificates due within one year as of March 31, 2012 totaled $89.2 million, or 70.4% of total term certificates.  This percentage of term certificates that mature within one year reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of March 31, 2012.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2012
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
			(Unaudited)
			(In thousands)
Commitments to originate loans	$3,607	$—	$—	$—	$3,607
Unadvanced portions of loans:
Construction loans	2,619	2,282	—	—	4,901
Commercial real estate lines of credit	534	301	289	16,115	17,239
Home equity lines of credit	—	—	—	4,830	4,830
Consumer	—	—	—	651	651
Commercial	1,204	288	—	2,602	4,094
Total	$7,964	$2,871	$289	$24,198	$35,322

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2012
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
			(Unaudited)
			(In thousands)
Federal Home Loan Bank advances	$5,000	$13,000	$—	$6,000	$24,000
Operating leases	145	290	214	329	978
Total contractual obligations	$5,145	$13,290	$214	$6,329	$24,978

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2012 and September 30, 2011, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual (1)		Requirement (1)		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2012 (Unaudited):
Total Capital (to Risk Weighted Assets)	$86,428	24.45%	28,276	8.0%	$35,345	10.0%
Tier 1 Capital (to Risk Weighted Assets)	82,862	23.44	14,138	4.0	21,207	6.0
Tier 1 leverage Capital (to Adjusted Average Assets)	82,862	14.87	16,717	4.0	27,862	5.0

September 30, 2011:
Total Capital (to Risk Weighted Assets)	$84,231	23.81%	28,313	8.0%	$35,391	10.0%
Tier 1 Capital (to Risk Weighted Assets)	80,860	22.86	14,155	4.0	21,232	6.0
Core Capital (to Adjusted Total Assets)	80,860	14.61	16,615	3.0	27,692	5.0
Tangible Capital (to Adjusted Tangible Assets)	80,860	14.61	8,308	1.5	N/A	N/A

(1)  On July 21, 2011, the OCC assumed responsibility from the Office of Thrift Supervision (“OTS”), the Bank’s former regulator, for the ongoing examination, supervision and regulation of federal savings associations and rulemaking for all savings associations, state and federal.  Accordingly, as of March 31, 2012, the Bank began reporting its regulatory capital requirements under OCC regulatory guidelines.

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

For March 31, 2012, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of March 31, 2012, the estimated changes in the Bank’s net interest income that would result.

		Net Portfolio Value (2)		Net Interest Income
Change in Interest Rates		Estimated Increase (Decrease)			Estimated Increase (Decrease)
(basis points)(1)	Estimated	Amount	Percent	Estimated Net	Amount	Percent
	(Unaudited)
	(Dollars in thousands)

+300bp	$97,633	$(23,458)	(19.4)%	$16,079	$(886)	(5.2)%
+200bp	108,308	(12,783)	(10.6)%	16,938	(27)	(0.2)%
+100bp	116,056	(5,035)	(4.2)%	17,159	194	1.1%
0bp	121,091	—	—%	16,965	—	—%
-100bp	123,491	2,400	2.0%	16,359	(606)	(3.6)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from interest-earning assets, interest-bearing bearing liabilities and off-balance sheet contracts.

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At March 31, 2012, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s President, its Chief Executive Officer, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of March 31, 2012.  Based on such evaluation, the President, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the six months ended March 31, 2012, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 13, 2011, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

On February 1, 2012, the Company announced that its board of directors authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on July 20, 2011.  Under the newly expanded repurchase plan, the Company may repurchase up to an additional 339,221 shares of its common stock, or 5% of the current outstanding shares.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

At March 31, 2012, total purchases under the stock repurchase program were 458,575 shares at an average price of $14.07.  In the second fiscal quarter of 2012, the Company purchased 134,300 shares at an average price of $15.16 as follows:

				Total Number of	Maximum Number of
	Total			Shares Purchased	Shares That May
	Number		Average	as Part of Publicly	Yet Be Purchased
	of Shares		Price Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs	or Programs

January 1-31, 2012	32,800	(1)	$14.25	32,800	339,221

February 1-29, 2012	68,500	(2)	$15.27	68,500	270,721

March 1-31, 2012	33,000	(2)	$15.84	33,000	237,721
Total	134,300		$15.16	134,300

(1) Shares purchased under the July 11, 2011 Stock Repurchase Plan.

(2) Shares purchased under the February 1, 2012 newly expanded Stock Repurchase Plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

PEOPLES FEDERAL BANCSHARES, INC.

Date:	May 9, 2012	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date:	May 9, 2012	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer