Form 10-Q
period 2012-06-30
Peoples Federal Bancshares, Inc.
filed 2012-08-08
CIK 1485964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of registrant’s common stock; $0.01 par value, at July 31, 2012: 6,726,904

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$8,883	$9,462
Interest-bearing demand deposits with other banks and money market mutual funds	23,151	44,255
Federal funds sold	98	9
Federal Home Loan Bank - overnight deposit	4,001	8,003
Total cash and cash equivalents	36,133	61,729
Securities available-for-sale	24,739	28,452
Securities held-to-maturity (fair values of $29,188 and $19,925)	28,615	19,713
Federal Home Loan Bank stock (at cost)	4,014	4,339
Loans	436,881	410,794
Allowance for loan losses	(3,726)	(3,371)
Loans, net	433,155	407,423

Premises and equipment, net	3,624	3,818
Cash surrender value of life insurance policies	19,203	18,713
Accrued interest receivable	1,497	1,527
Deferred income tax asset, net	5,792	5,739
Other assets	2,892	2,736
Total assets	$559,664	$554,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$44,868	$38,483
Interest-bearing	370,247	374,162
Total deposits	415,115	412,645
Federal Home Loan Bank advances	24,000	18,000
Accrued expenses and other liabilities	9,102	7,842
Total liabilities	448,217	438,487

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 7,141,500 shares issued at June 30, 2012 and September 30, 2011	71	71
Additional paid-in capital	70,182	69,437
Retained earnings	55,657	53,677
Accumulated other comprehensive income	66	56
Unearned restricted shares; 258,225 shares at June 30, 2012	(3,995)	—
Unearned compensation - ESOP	(4,999)	(5,213)
Treasury stock, at cost; 360,375 and 168,300 shares at June 30, 2012 and September 30, 2011, respectively	(5,535)	(2,326)
Total stockholders’ equity	111,447	115,702
Total liabilities and stockholders’ equity	$559,664	$554,189

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,793	$4,981	$14,466	$15,116
Interest on debt securities:
Taxable	210	93	723	236
Other interest	18	25	59	99
Dividends on equity securities	5	4	14	7
Total interest and dividend income	5,026	5,103	15,262	15,458

Interest expense:
Interest on deposits	673	875	2,128	2,601
Interest on Federal Home Loan Bank advances	147	183	409	611
Total interest expense	820	1,058	2,537	3,212
Net interest and dividend income	4,206	4,045	12,725	12,246
Provision for loan losses	125	120	375	340
Net interest and dividend income, after provision for loan losses	4,081	3,925	12,350	11,906

Non-interest income:
Customer service fees	213	204	628	605
Loan servicing fees	20	25	7	77
Net gain on sales of mortgage loans	42	13	49	136
Increase in cash surrender value of life insurance	161	157	490	397
Other income	7	46	97	206
Total non-interest income	443	445	1,271	1,421

Non-interest expense:
Salaries and employee benefits	2,440	2,103	7,047	6,071
Occupancy expense	222	187	682	626
Equipment expense	109	107	333	320
Professional fees	131	114	355	444
Advertising expense	140	83	448	146
Data processing expense	200	172	600	548
Deposit insurance expense	66	96	176	338
Other expense	284	304	810	933
Total non-interest expense	3,592	3,166	10,451	9,426
Income before income taxes	932	1,204	3,170	3,901
Provision for income taxes	365	493	1,190	1,389
Net income	$567	$711	$1,980	$2,512

Weighted-average shares outstanding:
Basic	6,114,060	6,610,650	6,239,816	6,597,953
Diluted	6,144,309	6,610,650	6,251,384	6,597,953

Earnings per common share:
Basic	$0.09	$0.11	$0.31	$0.38
Diluted	$0.09	$0.11	$0.31	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

Net income	$567	$711	$1,980	$2,512

Net unrealized gain on securities available for sale	28	143	16	4
Reclassification adjustment for net securities gains	—	—	—	—
Net unrealized gains	28	143	16	4
Income tax expense	(11)	(58)	(6)	(1)
Other comprehensive income, net of tax	17	85	10	3
Total comprehensive income	$584	$796	$1,990	$2,515

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2012 and 2011

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	ESOP	Stock	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2010	7,141,500	$71	$69,331	$50,606	$65	$—	$(5,713)	$—	$114,360

Net income	—	—	—	2,512	—	—	—	—	2,512
Other comprehensive income	—	—	—	—	3	—	—	—	3
Common stock released by ESOP (28,566 shares)	—	—	—	—	—	—	286	—	286
Common stock held by ESOP committed to be released (14,283 shares)	—	—	78	—	—	—	142	—	220
Balance at June 30, 2011	7,141,500	$71	$69,409	$53,118	$68	$—	$(5,285)	$—	$117,381

Balance at September 30, 2011	7,141,500	$71	$69,437	$53,677	$56	$—	$(5,213)	$(2,326)	$115,702

Net income	—	—	—	1,980	—	—	—	—	1,980
Other comprehensive income	—	—	—	—	10	—	—	—	10
Restricted stock awards (281,700 shares)	—	—	446	—	—	(4,358)	—	3,912	—
Purchase of shares for Stock Repurchase plan (473,775 shares)	—	—	—	—	—	—	—	(7,121)	(7,121)
Equity incentive shares earned (23,475 shares)	—	—	193	—	—	363	—	—	556
Common stock released by ESOP (7,141 shares)	—	—	—	—	—	—	71	—	71
Common stock held by ESOP committed to be released (14,283 shares)	—	—	106	—	—	—	143	—	249
Balance at June 30, 2012	7,141,500	$71	$70,182	$55,657	$66	$(3,995)	$(4,999)	$(5,535)	$111,447

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,980	$2,512
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities, net	200	(170)
Provision for loan losses	375	340
Change in net deferred loan fees	(249)	(134)
Depreciation and amortization	330	268
Amortization of loan purchase premiums	41	—
Decrease in loans held for sale	—	260
Loss on sales of other real estate owned	—	30
Decrease in accrued interest receivable	30	65
Income on cash surrender value of life insurance	(490)	(397)
Increase in other assets	(45)	(65)
Increase (decrease) in accrued expenses and other liabilities	1,260	(120)
Increase in prepaid income taxes	(111)	(174)
Deferred income tax (benefit) expense	(59)	215
Share-based compensation expense	556	—
ESOP expense	320	281
Net cash provided by operating activities	4,138	2,911
Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	(22,413)	(27,000)
Maturities, prepayments and calls	26,139	25,229
Activity in securities held-to-maturity:
Purchases	(14,759)	(6,775)
Maturities, prepayments and calls	5,660	—
Redemptions of Federal Home Loan Bank stock	325	—
Loan originations and principal collections, net	13,238	(2,146)
Purchased loans	(39,137)	(22,293)
Investments in life insurance policies	—	(6,500)
Capital expenditures	(136)	(691)
Proceeds from sales of other real estate owned	—	758
Net cash used in investing activities	(31,083)	(39,418)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Nine Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	14,352	(3,810)
Term certificates	(11,882)	3,060
Activity in long-term debt:
Proceeds from Federal Home Loan Bank advances	7,000	—
Payment of Federal Home Loan Bank advances	(1,000)	(10,000)
Common stock repurchased	(7,121)	—
Net cash provided by (used in) financing activities	1,349	(10,750)
Net decrease in cash and cash equivalents	(25,596)	(47,257)
Cash and cash equivalents at beginning of period	61,729	113,863
Cash and cash equivalents at end of period	$36,133	$66,606

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,522	$3,212
Income taxes paid	1,360	1,348
Supplemental disclosures of non-cash financing and investing activities:
Transfers from loans to other real estate owned	—	164
Loans originated from sales of other real estate owned	—	171

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiary, Peoples Federal Savings Bank (the “Bank”) as of June 30, 2012 (unaudited) and September 30, 2011.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

In the opinion of management, the unaudited consolidated interim financial statements include all significant adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and the statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three and nine months ended June 30, 2012 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2011.

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
	(Unaudited)
	(In thousands)
June 30, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$19,999	$52	$2	$20,049
Mortgage-backed securities	4,630	61	1	4,690
Total securities available-for-sale	$24,629	$113	$3	$24,739

Securities Held-to-Maturity
Mortgage-backed securities	$28,615	$573	$—	$29,188
Total securities held-to-maturity	$28,615	$573	$—	$29,188

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$27,999	$69	$13	$28,055
Mortgage-backed securities	359	38	—	397
Total securities available-for-sale	$28,358	$107	$13	$28,452

Securities Held-to-Maturity
Mortgage-backed securities	$19,713	$240	$28	$19,925
Total securities held-to-maturity	$19,713	$240	$28	$19,925

As of June 30, 2012 and September 30, 2011, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of June 30, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)

Due in 1 year or less	$2,000	$2,005	$—	$—
Due after 1 year through 5 years	17,999	18,044	—	—
	19,999	20,049	—	—
Mortgage-backed securities	4,630	4,690	28,615	29,188
	$24,629	$24,739	$28,615	$29,188

During the three and nine-months ended June 30, 2012 and 2011, there were no sales of securities available-for-sale or held-to-maturity.

As of June 30, 2012 and September 30, 2011, securities with carrying amounts totaling $53,354,000 and $48,165,000, respectively, were pledged to secure Federal Home Loan Bank borrowings.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Unaudited)
	(In thousands)
June 30, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$2	$1,998	$—	$—
Mortgage-backed securities	1	1,545	—	—
	$3	$3,543	$—	$—

Securities Held-to-Maturity
Mortgage-backed securities	$—	$—	$—	$—
	$—	$—	$—	$—

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$13	$7,986	$—	$—
	$13	$7,986	$—	$—

Securities Held-to-Maturity
Mortgage-backed	$28	$9,056	$—	$—
	$28	$9,056	$—	$—

Gross unrealized losses on securities available-for-sale decreased $10,000, or 76.9%, and gross unrealized losses on securities held-to-maturity decreased $28,000, or 100.0%, during the nine-month period ended June 30, 2012.  The unrealized losses are due to changes in market interest rates.  The Company continues to ladder the securities portfolio to fund loan growth, balance duration risk and improve yield, as appropriate.

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

The unrealized losses on the Company’s investments in debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were caused by changes in market interest rates.  These securities are guaranteed by the U.S. Government or a government-sponsored enterprise.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because declines in the market value are attributable to changes in market interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

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

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	June 30, 2012		September 30, 2011
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$279,088	63.9%	$253,872	61.8%
Multi-family	66,246	15.2	61,881	15.1
Commercial real estate	65,015	14.9	71,668	17.4
Construction loans	11,532	2.6	14,297	3.5
Total mortgage loans	421,881	96.6	401,718	97.8
Consumer loans	7,280	1.7	4,583	1.1
Commercial loans	7,426	1.7	4,448	1.1
Total loans	436,587	100.0%	410,749	100.0%
Deferred loan origination costs, net	294		45
Allowance for loan losses	(3,726)		(3,371)
Loans, net	$433,155		$407,423

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, consumer and commercial.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.

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

Consumer loans:  Loans in this segment are primarily secured automobile loans and repayment is dependent on the credit quality of the individual borrower.

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

	Three and Nine Months Ended June 30, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended June 30, 2012:
Balance at beginning of period	$1,689	$696	$668	$173	$162	$103	$75	$3,566
Provision (benefit) for loan losses	64	38	37	(35)	(44)	17	48	125
Recoveries of loans previously charged-off	—	—	—	—	36	—	—	36
	1,753	734	705	138	154	120	123	3,727
Loans charged off	—	—	—	—	—	(1)	—	(1)
Balance at end of period	$1,753	$734	$705	$138	$154	$119	$123	$3,726

Nine months ended June 30, 2012:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	203	133	35	(154)	63	99	(4)	375
Recoveries of loans previously charged-off	—	—	—	—	36	3	—	39
	1,753	734	705	138	190	142	123	3,785
Loans charged off	—	—	—	—	(36)	(23)	—	(59)
Balance at end of period	$1,753	$734	$705	$138	$154	$119	$123	$3,726

As of June 30, 2012:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,753	734	705	138	154	119	123	3,726
	$1,753	$734	$705	$138	$154	$119	$123	$3,726

Loans ending balances:
Individually evaluated for impairment	$—	$1,979	$1,868	$—	$—	$—		$3,847
Collectively evaluated for impairment	279,088	64,267	63,147	11,532	7,280	7,426		432,740
	$279,088	$66,246	$65,015	$11,532	$7,280	$7,426		$436,587

	Three and Nine Months Ended June 30, 2011
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended June 30, 2011:
Balance at beginning of period	$1,274	$689	$674	$503	$21	$43	$114	$3,318
Provision (benefit) for loan losses	144	9	59	(137)	39	6	—	120
Recoveries of loans previously charged-off	—	—	3	—	3	1	—	7
	1,418	698	736	366	63	50	114	3,445
Loans charged off	(27)	—	(11)	—	(31)	—	—	(69)
Balance at end of period	$1,391	$698	$725	$366	$32	$50	$114	$3,376

Nine months ended June 30, 2011:
Balance at beginning of period	$1,481	$502	$684	$340	$42	$40	$114	$3,203
Provision (benefit) for loan losses	(21)	196	84	26	33	22	—	340
Recoveries of loans previously charged-off	—	—	3	—	4	1	—	8
	1,460	698	771	366	79	63	114	3,551
Loans charged off	(69)	—	(46)	—	(47)	(13)	—	(175)
Balance at end of period	$1,391	$698	$725	$366	$32	$50	$114	$3,376

As of June 30, 2011:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,391	698	725	366	32	50	114	3,376
	$1,391	$698	$725	$366	$32	$50	$114	$3,376

Loans ending balances:
Individually evaluated for impairment	$—	$—	$2,614	$1,866	$—	$—		$4,480
Collectively evaluated for impairment	248,381	64,824	65,780	15,094	1,871	4,836		400,786
	$248,381	$64,824	$68,394	$16,960	$1,871	$4,836		$405,266

	Year Ended September 30, 2011
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,481	$502	$684	$340	$42	$40	$114	$3,203
Provisions	215	99	29	(48)	85	12	13	405
Recoveries of loans previously charged-off	—	—	3	—	15	1	—	19
	1,696	601	716	292	142	53	127	3,627
Loans charged off	(146)	—	(46)	—	(51)	(13)	—	(256)
Balance at end of year	$1,550	$601	$670	$292	$91	$40	$127	$3,371

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,550	601	670	292	91	40	127	3,371
	$1,550	$601	$670	$292	$91	$40	$127	$3,371

Loans ending balances:
Individually evaluated for impairment	$—	$—	$2,590	$1,866	$—	$—		$4,456
Collectively evaluated for impairment	253,872	61,881	69,078	12,431	4,583	4,448		406,293
	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448		$410,749

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
	June 30, 2012
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$612	$874	$1,614	$3,100	$275,988	$279,088	$1,614
Multi-family	170	—	—	170	66,076	66,246	—
Commercial real estate	668	—	1,868	2,536	62,479	65,015	1,868
Construction loans	—	—	—	—	11,532	11,532	—
Total mortgage loans	1,450	874	3,482	5,806	416,075	421,881	3,482
Consumer loans	9	4	—	13	7,267	7,280	—
Commercial loans	—	—	—	—	7,426	7,426	—
Total	$1,459	$878	$3,482	$5,819	$430,768	$436,587	$3,482

	Age Analysis of Past Due Loans
	September 30, 2011
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$1,140	$2,541	$3,681	$250,191	$253,872	$2,541
Multi-family	—	186	—	186	61,695	61,881	—
Commercial real estate	134	1,919	671	2,724	68,944	71,668	671
Construction loans	—	—	—	—	14,297	14,297	—
Total mortgage loans	134	3,245	3,212	6,591	395,127	401,718	3,212
Consumer loans	16	—	38	54	4,529	4,583	38
Commercial loans	—	—	—	—	4,448	4,448	—
Total	$150	$3,245	$3,250	$6,645	$404,104	$410,749	$3,250

There were no loans greater than 90 days past due and still accruing at June 30, 2012 (unaudited) and September 30, 2011.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	June 30, 2012			September 30, 2011
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Unaudited)
	(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	1,979	1,979	—	—	—	—
Commercial real estate	1,868	1,868	—	2,590	2,590	—
Construction loans	—	—	—	1,866	1,866	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
	$3,847	$3,847	$—	$4,456	$4,456	$—

	Three Months Ended June 30,
	2012			2011
	Average	Interest Income		Average
	Recorded	(Expense) Recognized		Recorded	Interest Income Recognized
	Investment	Total	Cash Basis	Investment	Total	Cash Basis
	(Unaudited)
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$558	$15	$—
Multi-family	1,985	22	—	—	—	—
Commercial real estate	1,870	(15)	—	1,565	33	—
Construction loans	—	—	—	1,866	22	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
	$3,855	$7	$—	$3,989	$70	$—

							Year Ended
	Nine Months Ended June 30,						September 30,
	2012			2011			2011
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$729	$44	$—	$875
Multi-family	1,979	69	—	—	—	—	—
Commercial real estate	2,156	59	14	2,431	105	—	2,734
Construction loans	—	—	—	1,866	68	—	1,493
Consumer loans	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—
	$4,135	$128	$14	$5,026	$217	$—	$5,102

At June 30, 2012 and 2011 and September 30, 2011, there were no impaired loans with a valuation allowance.  No additional funds are committed to be advanced to borrowers in connection with impaired loans, as of June 30, 2012.

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

The following table sets forth information pertaining to troubled debt restructurings entered into during the period indicated:

	Three Months Ended June 30, 2012			Nine Months Ended June 30, 2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)			(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructuring:
Multi-family	—	$—	$—	1	$1,816	$1,809
	—	$—	$—	1	$1,816	$1,809

During the nine month period ended June 30, 2012, the Company extended and reclassified an accruing TDR construction loan, in the amount of $1,816,000, to an accruing multi-family residential TDR mortgage loan, due to the completion of construction.  At June 30, 2012, this loan was accruing and performing in accordance with its modified terms and conditions.  There were no TDR agreements entered into during the three and nine months ended June 30, 2012, that subsequently defaulted.  There were no commitments to lend additional funds to borrowers with restructured loans at June 30, 2012.

At June 30, 2012, TDRs amounted to $3,677,000 and consisted of one loan with a balance of $1,809,000, as described above, and one commercial real estate loan with a balance of $1,868,000 that was modified prior to September 30, 2011.  In this case the loan modification was due to an extension of maturity for a borrower experiencing financial difficulty.

At June 30, 2012, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance.

Credit Quality Indicators

The Company utilizes an eight grade internal loan rating system for loans as follows:

Loans rated 1-4:  Loans in these categories are considered “not formally rated” rated loans with low to average risk.

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

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	June 30, 2012
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Not Formally Rated	$275,645	$61,253	$54,130	$10,003	$7,280	$6,751	$415,062
Special Mention	226	1,809	6,501	1,529	—	675	10,740
Substandard	3,217	3,184	4,384	—	—	—	10,785
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$279,088	$66,246	$65,015	$11,532	$7,280	$7,426	$436,587

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2011
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Not Formally Rated	$250,344	$57,258	$67,008	$11,002	$4,583	$3,949	$394,144
Special Mention	741	—	—	3,295	—	—	4,036
Substandard	2,787	4,623	4,660	—	—	499	12,569
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448	$410,749

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2012 and September 30, 2011.

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

The following summarizes assets measured at fair value at June 30, 2012 and September 30, 2011.

Assets Measured at Fair Value on a Recurring Basis

	June 30, 2012
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)

Trading securities	$871	$—	$—	$871
Debt securities issued by U.S. Government corporations and agencies	—	20,049	—	20,049
Mortgage-backed securities	—	4,690	—	4,690
Total assets	$871	$24,739	$—	$25,610

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Trading securities	$807	$—	$—	$807
Debt securities issued by U.S. Government corporations and agencies	—	28,055	—	28,055
Mortgage-backed securities	—	397	—	397
Total assets	$807	$28,452	$—	$29,259

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances, the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2012 and September 30, 2011, for which a nonrecurring change in fair value has been recorded.

The following table summarizes the losses, which represent the amount of write down recorded, during the three and nine month periods on assets held during the period ended June 30, 2011:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
	Total	Total
	Losses	Losses
	(In thousands)
Assets
Other real estate owned	$30	$30
	$30	$30

There were no transfers in and out of Level 1 and 2 during the nine months ended June 30, 2012 and fiscal year ended September 31, 2011.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,133	$36,133	$—	$—	$36,133
Trading securities	871	871	—	—	871
Securities available-for-sale	24,739	—	24,739	—	24,739
Securities held-to-maturity	28,615	—	29,188	—	29,188
Federal Home Loan Bank stock	4,014	—	—	4,014	4,014
Loans, net	433,155	—	—	442,428	442,428
Accrued interest receivable	1,497	—	—	1,497	1,497

Financial liabilities:
Deposits	415,115	—	—	415,692	415,692
Federal Home Loan Bank advances	24,000	—	—	24,644	24,644

	September 30, 2011
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$61,729	$61,729	$—	$—	$61,729
Trading securities	807	807	—	—	807
Securities available-for-sale	28,452	—	28,452	—	28,452
Securities held-to-maturity	19,713	—	19,925	—	19,925
Federal Home Loan Bank stock	4,339	—	—	4,339	4,339
Loans, net	407,423	—	—	419,351	419,351
Accrued interest receivable	1,527	—	—	1,527	1,527

Financial liabilities:
Deposits	412,645	—	—	413,886	413,886
Federal Home Loan Bank advances	18,000	—	—	18,690	18,690

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(Dollars in thousands, except		(Dollars in thousands, except
	per share data)		per share data)

Net income applicable to common stock	$567	$711	$1,980	$2,512
Less: Undistributed earnings allocated to participating securities	(24)	—	(40)	—
Net income allocated to common stock	$543	$711	$1,940	$2,512

Average number of common shares issued	7,141,500	7,141,500	7,141,500	7,141,500
Less: Average treasury shares	(253,012)	—	(258,161)	—
Less: Average unallocated ESOP shares	(506,968)	(530,850)	(514,136)	(543,547)
Less: Average unvested restricted stock awards	(267,460)	—	(129,387)	—
Average number of common shares outstanding used to calculate basic earnings per common share	6,114,060	6,610,650	6,239,816	6,597,953
Add: Dilutive effect of unvested restricted stock awards	30,249	—	11,568	—
Average number of common shares outstanding used to calculate diluted earnings per common share	6,144,309	6,610,650	6,251,384	6,597,953

Earnings per common share (basic and diluted)	$0.09	$0.11	$0.31	$0.38

At June 30, 2012, stock options to purchase 584,480 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.  There is no dilutive computation at June 30, 2011 as stock options and restricted stock awards were not granted until February 21, 2012.

NOTE 8 — OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income, included in stockholders’ equity are as follows:

	June 30,
	2012	2011
	(Unaudited)
	(In thousands)

Net unrealized gain on securities available for sale	$110	$114
Income tax expense	(44)	(46)
	$66	$68

NOTE 9 — EMPLOYEE BENEFIT PLANS

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

Compensation expense recognized for the three and nine months ended June 30, 2012 and 2011 (unaudited) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

ESOP expense	$116	$100	$320	$281

Shares held by the ESOP trust were as follows:

	June 30, 2012	September 30, 2011
	(Unaudited)

Allocated	57,132	28,566
Committed to be released	14,283	21,425
Unallocated	499,905	521,329
	571,320	571,320

The fair value of the unallocated shares was approximately $8,348,000 and $6,689,000 at June 30, 2012 and September 30, 2011, respectively.

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

A summary of stock option activity under the Stock Plan as of June 30, 2012, and changes during the fiscal year then ended, is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(In thousands)
Outstanding at beginning of period	—	$—
Granted	584,480	15.47
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	584,480	$15.47	9.6	$2,309

Exercisable at end of period	—	$—	—	$—

The weighted average grant date fair value of the stock options granted during the period ended June 30, 2012 was $3.95.

For the three and nine months ended June 30, 2012, the share-based compensation expense applicable to the stock options was $116,000 and $193,000, respectively.  As of June 30, 2012, the unrecognized share-based compensation expense related to the non-vested stock options was $2.1 million.  This amount is expected to be recognized over a weighted-average period of 4.6 years.

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

The following table presents the status of non-vested restricted stock awards under the Stock Plan as of June 30, 2012, and changes during the fiscal year then ended:

Weighted
Average
	Number	Grant-date
	of Shares	Fair Value
(In thousands)
Non-vested restricted stock awards at beginning of period	—	$—
Restricted shares granted	281,700	4,358
Shares vested	—	—
Forfeited	—	—
Non-vested restricted stock awards at end of period	281,700	$4,358

For the three and nine months ended June 30, 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $218,000 and $363,000, respectively.  As of June 30, 2012, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $4.0 million.  This amount is expected to be recognized over a weighted-average period of 4.6 years.

Restricted Stock Unit Awards

As of June 30, 2012, there were no restricted stock unit awards granted under the Stock Plan.

NOTE 10 — DIVIDEND DECLARED

On July 17, 2012, the Board of Directors of the Company declared a cash dividend on the Company’s common stock of $0.03 per share for the quarter ended June 30, 2012.  The dividend will be payable to stockholders of record as of August 7, 2012 and is expected to be paid on August 17, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2012 (unaudited) and September 30, 2011 and results of operations for three and nine months ended June 30, 2012 and 2011 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated interim financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Overview of Income and Expense

Income

The Company has two primary sources of pre-tax income.  The first is net interest income.  Net interest income is the difference between interest income, which is the income the Company earns on its loans and investments, and interest expense, which is the interest the Company pays on its deposits and borrowings.

The second source of pre-tax income is non-interest income, the compensation received from providing products and services and other income.  The majority of non-interest income comes from service charges on deposit accounts, bank owned life insurance income and loan servicing fees.  The Company also earns income from the sale of residential mortgage loans and other fees and charges.

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

Comparison of Financial Condition at June 30, 2012 (Unaudited) and September 30, 2011

At June 30, 2012, total assets were $559.7 million, an increase of $5.5 million, or 1.0%, from total assets of $554.2 million at September 30, 2011.  Loans, net increased $25.8 million, or 6.3%, to $433.2 million at June 30, 2012 from $407.4 million at September 30, 2011.  Investments in securities available-for-sale and held-to-maturity increased to $53.4 million at June 30, 2012 from $48.2 million at September 30, 2011, due primarily to the purchase of U.S. government and agency securities and mortgage-backed securities.  At June 30, 2012, cash and cash equivalents totaled $36.1 million as compared to $61.7 million at September 30, 2011, representing a $25.6 million, or 41.5% decrease.  The decrease was mainly due to the funding of loan originations, the purchases of securities, and the continuation of a share repurchase plan.

Deposits increased by $2.5 million, or 0.60%, to $415.1 million at June 30, 2012 from $412.6 million at September 30, 2011.  The increase resulted in part from an increase in savings to $50.4 million from $47.9 million at June 30, 2012 and September 30, 2011, respectively.  In addition, money market deposit accounts increased to $153.9 million from $151.1 million, NOW accounts to $37.2 from $34.5 million and demand deposits to $44.9 million from $38.5 million at June 30, 2012 and September 30, 2011, respectively.  These increases were offset in part by a decrease in term certificates to $128.7 million from $140.6 million.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2012		September 30, 2011
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$44,868	10.8%	$38,483	9.3%
NOW deposits	37,208	9.0	34,526	8.4
Money market deposits	153,866	37.1	151,123	36.6
Savings	50,430	12.1	47,888	11.6
Total non-certificate accounts	286,372	69.0	272,020	65.9
Term certificates	128,743	31.0	140,625	34.1
Total deposits	$415,115	100.0%	$412,645	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	June 30, 2012		September 30, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$91,348	0.98%	$94,166	1.16%
Over 1 year to 2 years	23,285	1.40	33,336	1.59
Over 2 years to 3 years	8,149	1.96	7,967	2.29
Over 3 years to 4 years	2,455	1.49	5,156	2.01
Over 4 years to 5 years	3,506	1.95	—	—
	$128,743	1.16%	$140,625	1.36%

Borrowings, consisting of long-term Federal Home Loan Bank of Boston (“FHLB”) advances, increased $6.0 million to $24.0 million at June 30, 2012 from $18.0 million at September 30, 2011.  During the period ended June 30, 2012, the Company paid off a maturing advance of $1.0 million with a rate of 4.85% and borrowed $7.0 million with a weighted average rate of 1.71% to provide additional liquidity and extend the average maturity of the portfolio of borrowed funds.

	June 30, 2012			September 30, 2011
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)

Federal Home Loan Bank advances	$24,000	(1)	2.46%	$18,000	(1)	2.88%

(1)  Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49%.

Total stockholders’ equity decreased to $111.4 million at June 30, 2012 from $115.7 million at September 30, 2011.  The decrease was mainly due to the repurchase of 473,775 shares of the Company’s common stock totaling $7.1 million, in the open market at an average price of $15.03, as part of the Company’s stock repurchase plan.  On February 21, 2012, the Company awarded 281,700 shares of restricted stock awards to its Board of Directors and certain employees of the Company.  The awards vest over a five-year period.  The decrease in stockholders’ equity was offset primarily by net income of $2.0 million, equity incentive shares earned of $556,000 and ESOP stock released and committed to be released of $320,000, for the nine months ended June 30, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011 (Unaudited)

General.  We recorded net income of $567,000 for the three months ended June 30, 2012 compared to net income of $711,000 for the three months ended June 30, 2011.  Net interest and dividend income increased period over period to $4.2 million from $4.0 million.  Non-interest expense increased to $3.6 million for the three months ended June 30, 2012 from $3.2 million for the comparable 2011 period.  Non-interest income decreased to $443,000 for the 2012 quarter from $445,000 for the 2011 quarter.  The provision for loan losses increased to $125,000 for the 2012 quarter from $120,000 for the 2011 quarter.

Interest and Dividend Income.  Interest and dividend income declined to $5.0 million for the three months ended June 30, 2012 as compared to $5.1 million for the three months ended June 30, 2011.  Average interest-earning assets increased to $511.1 million for the 2012 period compared to $488.3 million for the 2011 period while the average yield on interest-earning assets decreased to 3.93% from 4.18% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans declined to $4.8 million for the three months ended June 30, 2012 as compared to $5.0 million for the three months ended June 30, 2011.  The average balance of our loans increased for the three month period ended June 30, 2012 to $424.3 million from $396.4 million for the period ended June 30, 2011.  The average yield on loans decreased to 4.52% from 5.03%, reflecting the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $210,000 for the three months ended June 30, 2012 from $93,000 for the three months ended June 30, 2011, reflecting the increase in the average balance of such securities to $57.2 million from $30.4 million.  Additionally, the average yield on such securities increased to 1.47% for the quarter ended

June 30, 2012 from 1.23% for the quarter ended June 30, 2011, as newer investments carried a higher yield.

Interest Expense.  Interest expense decreased $238,000, or 22.5%, to $820,000 for the three months ended June 30, 2012 from $1.1 million for the three months ended June 30, 2011.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2012 period to 0.83%, compared to an average rate paid of 1.15% in the 2011 period, which more than offset an increase of $24.5 million in the average balance of such deposits and borrowings to $394.0 million for the 2012 quarter versus $369.5 million during the 2011 quarter.

Interest expense on term certificates decreased to $373,000 for the three months ended June 30, 2012 from $453,000 for the three months ended June 30, 2011, as the average balance of such certificates increased to $128.3 million from $124.3 million, and the average rate paid on these certificates decreased to 1.16% for the quarter ended June 30, 2012 from 1.46% for the quarter ended June 30, 2011.  The increase in the average balance of our term certificates and money market accounts resulted primarily from our customers seeking higher returns.  The decrease in the average cost of such term certificates and other deposits reflected lower market interest rates.  Interest expense on money market accounts decreased to $266,000 for the quarter ended June 30, 2012 from $341,000 for the quarter ended June 30, 2011, a decrease of $75,000, or 22.0%, as the average cost of these accounts decreased to 0.69% for the quarter ended June 30, 2012 from 0.98% for the quarter ended June 30, 2011, reflecting lower market rates.  The decrease was offset in part by an increase of $15.3 million in the average balance of these accounts during the June 30, 2012 quarter to $155.0 million, from an average balance of $139.7 million during the quarter ended June 30, 2011.  Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $147,000 for the quarter ended June 30, 2012 versus $183,000 for the year earlier period, reflecting a higher average balance and lower average cost of borrowings during the 2012 period.

Net Interest and Dividend Income.  Net interest and dividend income increased to $4.2 million for the three months ended June 30, 2012 from $4.0 million for the three months ended June 30, 2011.  The increase in net interest and dividend income in the quarter ended June 30, 2012 was positively impacted by lower market interest rates on our deposit portfolio, offset in part by the impact of lower market interest rates on our loan portfolio and the change in the overall mix of our interest-earning assets.  Our net interest rate spread increased during the period ended June 30, 2012 to 3.10% from 3.03% from the year earlier period.  The net interest margin decreased during the same period to 3.29% from 3.31%.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 1.30x during the quarter ended June 30, 2012 from 1.32x during the quarter ended June 30, 2011.  The decrease in our average interest-earning assets to average interest-bearing liabilities ratio reflects our decision to reduce our exposure to fixed-rate loans during the low-interest rate environment and to increase the Bank’s liquidity through increased cash and cash equivalents.

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

Based on the above factors, we recorded a $125,000 provision for loan losses for the three months ended June 30, 2012 as compared to a $120,000 provision for loan losses for the three months ended June 30, 2011.  The allowance for loan losses was $3.7 million and $3.4 million, respectively, at June 30, 2012 and 2011.  The allowance for loan losses to total loans was 0.85% at June 30, 2012 as compared to 0.82% and 0.83% at September 30, 2011 and June 30, 2011, respectively.  Total non-accrual loans were $3.5 million at June 30, 2012 compared to $3.3 million at September 30, 2011.  While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors in the first quarter of fiscal 2012 to reflect further deterioration in the economy.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2012 and 2011.

Non-interest Income.  Non-interest income decreased to $443,000 for the three months ended June 30, 2012 from $445,000 for the three months ended June 30, 2011.  The change was due to decreases in loan servicing fees (which decreased to $20,000 from $25,000) and other income (which decreased to $7,000 from $46,000).  The decrease was partially offset by increases in the net gain on sales of mortgage loans (which increased to $42,000 from $13,000), income derived from life insurance policies (which increased to $161,000 from $157,000) and customer service fees (which increased to $213,000 from $204,000).

Non-interest Expense.  Non-interest expense increased $426,000, or 13.5%, to $3.6 million for the three-month period ended June 30, 2012 from $3.2 million for the three-month period ended June 30, 2011.  The increase in non-interest expense was mainly due to the increase in salaries and employee benefits (which increased to $2.4 million from $2.1 million) as a result of the opening of our West Newton branch in June 2011 and the implementation of the equity incentive plan.  In addition, advertising expense (which increased to $140,000 from $83,000), occupancy expense (which increased to $222,000 from $187,000), equipment expense (which increased to $109,000 from $107,000), professional fees expense (which increased to $131,000 from $114,000), and data processing fees (which increased to $200,000 from $172,000) contributed to the increase.  The increase was partially offset by decreases in FDIC insurance premiums (which decreased to $66,000 from $96,000) and other expense (which decreased to $284,000 from $304,000).

Income Tax Expense.  The provision for income taxes was $365,000 for the three months ended June 30, 2012 compared to $493,000 for the three months ended June 30, 2011.  Pre-tax income for the three months ended June 30, 2012 was $932,000 as compared to $1.2 million for the comparable period ended June 30, 2011.  Our effective tax rate was 39.2% for the three months ended June 30, 2012 compared to 40.9% for the three months ended June 30, 2011.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and 2011 (Unaudited)

General.  We recorded net income of $2.0 million for the nine months ended June 30, 2012 compared to net income of $2.5 million for the nine months ended June 30, 2011.  Net interest and dividend income increased period over period to $12.7 million from $12.2 million.  Non-interest income decreased $150,000 to $1.3 million for the nine months ended June 30, 2012 from $1.4 million for the nine months period ended June 30, 2011 and non-interest expense increased to $10.5 million for the nine months ended June 30, 2012 from $9.4 million for the nine months ended June 30, 2011.

Interest and Dividend Income.  Total interest and dividend income decreased $196,000 to $15.3 million for the nine months ended June 30, 2012 from $15.5 million for the nine months ended June 30, 2011.  Average interest-earning assets increased to $507.3 million for the 2012 period from $489.4 million for the 2011 period; however, the average yield on interest-earning assets decreased 20 basis points to 4.01%

from 4.21% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $14.5 million for the nine months ended June 30, 2012 from $15.1 million for the nine months ended June 30, 2011, as the average balance of our loans increased to $415.8 million from $392.3 million but the average yield on loans decreased to 4.64% from 5.14%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $723,000 for the nine months ended June 30, 2012 from $236,000 for the nine months ended June 30, 2011, reflecting the significant increase in the average balance of such securities to $58.6 million from $27.7 million.  The average yield on such securities increased to 1.65% for the nine months ended June 30, 2012 from 1.14% for the same period one year earlier.

Interest Expense.  Interest expense decreased $675,000, or 21.0%, to $2.5 million for the nine months ended June 30, 2012 from $3.2 million for the nine months ended June 30, 2011.  The decrease reflected a 27 basis point decrease in the average rate paid on deposits and borrowings in the 2012 period to 0.87%, compared to an average rate paid of 1.14% in the 2011 period, and an increase of $16.1 million in the average balance of such deposits and borrowings to $390.5 million for the 2012 period from $374.4 million during the 2011 period.

Interest expense on money market accounts decreased to $830,000 for the nine months ended June 30, 2012 from $968,000 for the nine months ended June 30, 2011, a decrease of $138,000, or 14.3%, reflecting a decrease in average costs on these accounts to 0.72% for the nine months ended June 30, 2012 from 0.90% for the 2011 period, offset by a $9.8 million increase in the average balance of these accounts during the 2012 period to $154.0 million, from an average balance of $144.2 million during the year earlier period.    Interest expense on certificates of deposit decreased to $1.2 million for the nine months ended June 30, 2012 from $1.4 million for the nine months ended June 30, 2011, as the average balance of such certificates increased to $131.0 million from $124.0 million, and the average rate paid on these certificates decreased to 1.21% for the nine months ended June 30, 2012 from 1.51% for the nine months ended June 30, 2011.  The increase in the average balance of our term certificates and money market accounts resulted primarily from our customers seeking higher returns.  The decrease in the average cost of such term certificates and other deposits reflected lower market interest rates.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $409,000 for the nine months ended June 30, 2012 versus $611,000 for the nine months ended June 30, 2011, due to lower average balances and rates paid on such borrowings.

Net Interest and Dividend Income.  Net interest and dividend income increased to $12.7 million for the nine months ended June 30, 2012 from $12.2 million for the nine months ended June 30, 2011.  The increase was due to lower interest expense and, in part, to the increase in the average balance of our income-earning assets, including net loans, over the period, offset in part by the impact of lower market interest rates on our loan portfolio, greater than 64% of which has adjustable rates of interest.  Our net interest rate spread increased and net interest margin remained unchanged, period to period.  The interest rate spread and net interest margin were 3.14% and 3.34%, respectively, during the nine months ended June 30, 2012 compared to 3.07% and 3.34%, respectively, for the nine months ended June 30, 2011.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 1.30x during the nine months ended June 30, 2012 from 1.31x during the nine months ended June 30, 2011.  The increase in our interest rate spread and decrease in our ratio of average interest-earning assets to average interest-bearing liabilities all reflect lower deposit costs, an increase in loans and investments and the reduction in cash and cash equivalents during the period.

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

Based on the above factors, we recorded a $375,000 provision for loan losses for the nine months ended June 30, 2012 and a $340,000 provision for the nine months ended June 30, 2011.  The allowance for loan losses was $3.7 million and $3.4 million, respectively, at June 30, 2012 and 2011.  The allowance for loan losses to total loans was 0.85% at June 30, 2012 as compared to 0.82% and 0.83% at September 30, 2011 and June 30, 2011, respectively.  Non-performing assets totaled $3.5 million or 0.62% of total assets at June 30, 2012, as compared to $3.3 million or 0.59% of total assets at September 30, 2011.  Classified assets, consisting of substandard loans, decreased during the nine months ended June 30, 2012 to $10.8 million as compared to $12.6 million as of September 30, 2011.  The decrease in classified assets is primarily due to a reduction in classifications within the multi-family segment, which declined to $3.2 million at June 30, 2012 from $4.6 million at September 30, 2011.  In addition, classified assets within commercial loans decreased $499,000 or 100%, during the nine month period ended June 30, 2012, and commercial real estate declined to $4.4 million from $4.7 million, during the same period.  The decreases were offset by an increase in classifications with in the one-to four-family segment to $3.2 million as of June 30, 2012 from $2.9 million as of September 30, 2011.

While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors, specifically factors related to construction loans, in the second quarter of fiscal 2012 to reflect further deterioration in the economy, slower sell out of speculative developments and other changing conditions that impact the construction loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended June 30, 2012.

Non-interest Income.  Non-interest income decreased to $1.3 million for the nine months ended June 30, 2012 from $1.4 million for the nine months ended June 30, 2011.  The decrease was primarily due to the decrease in net gains on sales of mortgage loans of $87,000, loan servicing fees of $70,000 and other income of $109,000, offset by the increase in the cash surrender value of life insurance of $93,000 and customer service fees of $23,000.

Non-interest Expense.  Non-interest expense increased $1.1 million or 11.7%, to $10.5 million for the nine month period ended June 30, 2012 from $9.4 million for the nine month period ended June 30, 2011.  The increase in non-interest expense was mainly due to the increase in salaries and employee benefits (which increased to $7.0 million from $6.1 million) as a result of the opening of our West Newton branch in June 2011 and the implementation of the equity incentive plan.  In addition, occupancy expense (which increased to $682,000 from $626,000), equipment expense (which increased to $333,000 from $320,000), advertising expense (which increased to $448,000 from $146,000), and data processing expense (which increased to $600,000 from $548,000) contributed to the increase.  The increase was offset in part by decreases in FDIC insurance premiums (which decreased to $176,000 from $338,000), professional fees (which decreased to $355,000 from $444,000) and other expense (which decreased to $810,000 from

$933,000).  The increase in non-interest expense is related in part to the increased compensation, increased advertising efforts and other costs related to operation as a public company.

Income Tax Expense.  The provision for income taxes was $1.2 million for the nine months ended June 30, 2012 compared to $1.4 for the nine months ended June 30, 2011, reflecting pre-tax income in the 2012 period of $3.2 million versus pre-tax income of $3.9 million for the 2011 period.  Our effective tax rate was 37.5% for the nine months ended June 30, 2012 compared to 35.6% for the nine months ended June 30, 2011.

The following tables set forth average asset, liability and equity account balances, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended June 30,
	2012				2011
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$424,263		$4,793	4.52%	$396,447		$4,981	5.03%
Taxable securities (3)	57,234		210	1.47	30,353		93	1.23
Other interest-earning assets	25,552		18	0.28	57,179		25	0.17
FHLB stock	4,014		5	0.50	4,339		4	0.37
Total interest-earning assets	511,063		5,026	3.93	488,318		5,103	4.18
Non-interest-earning assets	47,065				42,205
Total assets	$558,128				$530,523

Interest-bearing liabilities:
Deposits:
Savings	$49,299		23	0.19	$47,740		64	0.54
Money market accounts	154,959		266	0.69	139,692		341	0.98
NOW accounts	37,441		11	0.12	34,783		17	0.20
Term certificates	128,314		373	1.16	124,317		453	1.46
Total deposits	370,013		673	0.73	346,532		875	1.01
FHLB advances	24,000		147	2.45	23,000		183	3.18
Total interest-bearing liabilities	394,013		820	0.83	369,532		1,058	1.15
Demand deposits	42,577				35,954
Other non-interest-bearing liabilities	8,766				7,995
Total liabilities	445,356				413,481
Stockholders’ equity	112,772				117,042
Total liabilities and stockholders’ equity	$558,128				$530,523

Net interest income			$4,206				$4,045
Net interest rate spread (4)				3.10%				3.03%
Net interest-earning assets (5)	$117,050				$118,786
Net interest margin (6)				3.29%				3.31%
Ratio of interest-earning assets to total interest-bearing liabilities	1.30	x			1.32	x

(1)   Yields are annualized.

(2)   Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)   Average balances are presented at average amortized cost.

(4)         Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)   Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)   Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended June 30,
	2012				2011
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$415,807		$14,466	4.64%	$392,337		$15,116	5.14%
Taxable securities (3)	58,586		723	1.65	27,673		236	1.14
Other interest-earning assets	28,738		59	0.27	65,038		99	0.20
FHLB stock	4,202		14	0.44	4,339		7	0.22
Total interest-earning assets	507,333		15,262	4.01	489,387		15,458	4.21
Non-interest-earning assets	46,360				44,224
Total assets	$553,693				$533,611

Interest-bearing liabilities:
Deposits:
Savings	$48,359		72	0.20	$46,723		178	0.51
Money market accounts	154,023		830	0.72	144,163		968	0.90
NOW accounts	36,481		33	0.12	33,790		47	0.19
Term certificates	131,045		1,193	1.21	124,040		1,408	1.51
Total deposits	369,908		2,128	0.77	348,716		2,601	0.99
FHLB advances	20,613		409	2.65	25,659		611	3.17
Total interest-bearing liabilities	390,521		2,537	0.87	374,375		3,212	1.14
Demand deposits	40,481				35,138
Other non-interest-bearing liabilities	8,670				8,019
Total liabilities	439,672				417,532
Stockholders’ equity	114,021				116,079
Total liabilities and stockholders’ equity	$553,693				$533,611

Net interest income			$12,725				$12,246
Net interest rate spread (4)				3.14%				3.07%
Net interest-earning assets (5)	$116,812				$115,012
Net interest margin (6)				3.34%				3.34%
Ratio of interest-earning assets to total interest-bearing liabilities	1.30	x			1.31	x

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

	Three Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$430	$(618)	$(188)
Taxable securities (2)	96	21	117
Tax-exempt securities (2)	—	—	—
Other interest-earning assets	66	(73)	(7)
FHLB stock	—	1	1
Total interest-earning assets	592	(669)	(77)

Interest-bearing liabilities:
Deposits:
Savings	2	(43)	(41)
Money market accounts	44	(119)	(75)
NOW accounts	2	(8)	(6)
Term certificates	15	(95)	(80)
Total deposits	63	(265)	(202)
FHLB advances	8	(44)	(36)
Total interest-bearing liabilities	71	(309)	(238)
Increase (decrease) in net interest income	$521	$(360)	$161

(1)    Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)    Average balances are presented at average amortized cost.

	Nine Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$1,045	$(1,695)	$(650)
Taxable securities (2)	348	139	487
Tax-exempt securities (2)	—	—	—
Other interest-earning assets	(107)	67	(40)
FHLB stock	—	7	7
Total interest-earning assets	1,286	(1,482)	(196)

Interest-bearing liabilities:
Deposits:
Savings	6	(112)	(106)
Money market accounts	73	(211)	(138)
NOW accounts	4	(18)	(14)
Term certificates	86	(301)	(215)
Total deposits	169	(642)	(473)
FHLB advances	(109)	(93)	(202)
Total interest-bearing liabilities	60	(735)	(675)
Increase (decrease) in net interest income	$1,226	$(747)	$479

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

Our most liquid assets are cash and cash equivalents and interest-bearing demand deposits with other banks.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2012, cash and cash equivalents totaled $36.1 million.  Securities classified as available-for-sale provide additional sources of liquidity.  At June 30, 2012, we had $24.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $139.1 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At June 30, 2012, we had $37.2 million in loan commitments outstanding, which consisted of $6.3 million of real estate loan commitments, $5.4 million in unused home equity lines of credit, $17.5 million in commercial real estate commitments, $3.6 million in construction loan commitments, $3.8 million in commercial lines of credit commitments and $621,000 in consumer loan commitments.  Term certificates due within one year of June 30, 2012 totaled $91.3 million, or 70.9% of total term certificates.  This percentage of term certificates that mature within one year reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of June 30, 2012.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2012
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Commitments to originate loans	$6,314	$—	$—	$—	$6,314
Unadvanced portions of loans:
Construction loans	2,902	659	—	—	3,561
Commercial real estate lines of credit	—	—	—	5,401	5,401
Home equity lines of credit	271	307	297	16,632	17,507
Consumer	—	—	—	621	621
Commercial	808	350	—	2,611	3,769
Total	$10,295	$1,316	$297	$25,265	$37,173

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2012
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$5,000	$13,000	$—	$6,000	$24,000
Operating leases	145	290	197	310	942
Total contractual obligations	$5,145	$13,290	$197	$6,310	$24,942

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2012 and September 30, 2011, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual (1)		Requirement (1)		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012 (Unaudited):
Total Capital (to Risk Weighted Assets)	$87,583	24.53%	28,562	8.0%	$35,702	10.0%
Tier 1 Capital (to Risk Weighted Assets)	83,857	23.49	14,281	4.0	21,421	6.0
Tier 1 Leverage Capital (to Adjusted Average Assets)	83,857	15.00	22,363	4.0	27,953	5.0

September 30, 2011:
Total Capital (to Risk Weighted Assets)	$84,231	23.81%	28,313	8.0%	$35,391	10.0%
Tier 1 Capital (to Risk Weighted Assets)	80,860	22.86	14,155	4.0	21,232	6.0
Core Capital (to Adjusted Total Assets)	80,860	14.61	16,615	3.0	27,692	5.0
Tangible Capital (to Adjusted Tangible Assets)	80,860	14.61	8,308	1.5	N/A	N/A

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

For June 30, 2012, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of June 30, 2012, the estimated changes in the Bank’s net interest income that would result.

		Net Portfolio Value (2)		Net Interest Income
Change in Interest Rates	Estimated	Estimated Increase (Decrease)		Estimated Net	Estimated Increase (Decrease)
(basis points)(1)	NPV (2)	Amount	Percent	Interest Income	Amount	Percent
	(Unaudited)
	(Dollars in thousands)

+300bp	$95,875	$(24,686)	(20.5)%	$15,468	$(1,156)	(7.0)%
+200bp	107,452	(13,109)	(10.9)%	16,433	(191)	(1.1)%
+100bp	115,804	(4,757)	(3.9)%	16,737	113	0.7%
0bp	120,561	—	—%	16,624	—	—%
-100bp	123,349	2,788	2.3%	16,144	(480)	(2.9)%

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At June 30, 2012, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s President, its Chief Executive Officer, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2012.  Based on such evaluation, the President, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the nine months ended June 30, 2012, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 13, 2011, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

At June 30, 2012, total purchases under the stock repurchase program were 642,075 shares at an average price of $14.71.  In the third fiscal quarter of 2012, the Company purchased 183,500 shares at an average price of $16.31 as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1-30, 2012	24,100	$16.36	24,100	213,621

May 1-31, 2012	104,600	$16.26	104,600	109,021

June 1-30, 2012	54,800	$16.37	54,800	54,221
Total	183,500	$16.31	183,500

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

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

PEOPLES FEDERAL BANCSHARES, INC.

Date: August 8, 2012	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date: August 8, 2012	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer