Form 10-K
period 2012-09-30
Peoples Federal Bancshares, Inc.
filed 2012-12-13
CIK 1485964

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

Commission File Number: 001-34801

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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the Registrant's shares of common stock as of March 31, 2012, the last business day of the registrant's second fiscal quarter was approximately $85.3 million.

         The number of shares outstanding of the registrant's common stock as of November 30, 2012 was 6,700,104.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

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

  •
  changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including the effects of the Dodd-Frank Act and Basel III;

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

Item 1.    BUSINESS

Peoples Federal Bancshares, Inc.

        Peoples Federal Bancshares, Inc. (the "Company") is a Maryland corporation that owns 100% of the common stock of Peoples Federal Savings Bank ("Peoples Federal" or the "Bank"). The Company was incorporated in March 2010 to become the holding company of the Bank in connection with Peoples Federal's mutual to stock conversion. On July 6, 2010, we completed our initial public offering of common stock in connection with Peoples Federal's mutual-to-stock conversion, selling 6,612,500 shares of common stock at $10.00 per share and raising $66.1 million of gross proceeds. In addition, we issued 529,000 shares of our common stock to the Peoples Federal Savings Bank Charitable Foundation. At September 30, 2012, we had consolidated assets of $570.8 million, consolidated deposits of $416.7 million and consolidated stockholders' equity of $110.5 million.

        Other than holding the common stock of the Bank and the common stock of Peoples Funding Corporation, a Massachusetts corporation that was formed by the Company for the sole purpose of making a loan to Peoples Federal's Employee Stock Ownership Plan, the Company has not engaged in any business to date.

        As a savings and loan holding company registered under the Home Owners' Loan Act, the Company is authorized to pursue any business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See "Regulation and Supervision—Holding Company Regulation" for a discussion of the activities that are permitted for savings and loan holding companies. We may also borrow funds for reinvestment in Peoples Federal.

        Our executive offices are located at 435 Market Street, Brighton, Massachusetts 02135. Our telephone number at this address is (617) 254-0707. Our website address is www.pfsb.com. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Peoples Federal

        Peoples Federal's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans and construction loans and investment securities. To a much lesser extent, we also originate consumer loans and commercial business loans. The Bank offers a variety of deposit accounts, including passbook and statement savings accounts, term certificates, money market accounts, commercial and regular checking accounts and IRAs.

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

        Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in Middlesex, Norfolk and Suffolk Counties, Massachusetts. As of June 30, 2012 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), there were 54 banks and thrift institutions with offices in Middlesex County, Massachusetts, 47 banks and thrift institutions with offices in Norfolk County, Massachusetts and 42 banks and thrift institutions with offices in Suffolk County, Massachusetts. At June 30, 2012, we had less than a 1.0% market share in all of the communities in which we operate.

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

 Lending Activities

        The Bank's primary lending activity is the origination of one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans and construction loans. In addition, we purchase loans that are generally secured by one- to four-family, owner-occupied, residential mortgage properties. To a much lesser extent, we also originate consumer loans and commercial business loans.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at September 30:

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One-to four-family residential(1)(2)	$297,412	65.5%	$253,872	61.8%	$239,257	62.8%	$237,429	64.9%	$249,833	66.3%
Multi-family	66,651	14.7	61,881	15.1	47,880	12.6	40,966	11.2	46,659	12.4
Commercial real estate	64,431	14.2	71,668	17.4	67,901	17.8	63,861	17.4	54,062	14.4
Construction	11,174	2.4	14,297	3.5	19,384	5.1	16,536	4.5	18,890	5.0
Consumer loans	6,867	1.5	4,583	1.1	2,113	0.5	2,523	0.7	2,239	0.6
Commercial loans	7,823	1.7	4,448	1.1	4,452	1.2	4,830	1.3	4,998	1.3

Total loans	454,358	100.0%	410,749	100.0%	380,987	100.0%	366,145	100.0%	376,681	100.0%

Deferred loan costs (fees), net	567		45		(120)		(274)		(164)
Allowance for loan losses	(3,891)		(3,371)		(3,203)		(3,204)		(3,208)

Total loans, net	$451,034		$407,423		$377,664		$362,667		$373,309

(1)
Includes $15.7 million, $16.4 million; $20.1 million; $19.8 million and $19.8 million of home equity loans and lines of credit at September 30, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)
Includes $119.8 million, $131.2 million, $122.2 million, $108.2 million and $111.5 million of loans collateralized by non-owner occupied properties, all of which were located in our market area, at September 30, 2012, 2011, 2010, 2009 and 2008, respectively.

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-family Residential		Multi-family		Commercial Real Estate		Construction Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2013	$361	4.91%	$9	7.38%	$3,123	4.09%	$9,465	5.02%
2014	575	5.09	80	5.04	59	7.24	1,528	3.11
2015	392	4.96	—	—	96	5.42	—	—
2016 to 2017	3,210	5.64	815	3.97	2,504	4.15	—	—
2018 to 2022	14,743	4.38	8,521	4.23	6,172	4.22	—	—
2023 to 2027	72,295	3.97	5,258	3.67	12,519	4.21	—	—
2028 and beyond	205,836	4.25	51,968	4.15	39,958	5.00	181	5.00

Total	$297,412	4.21%	$66,651	4.12%	$64,431	4.70%	$11,174	4.76%

	Consumer Loans		Commercial Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2013	$102	7.10%	$1,270	4.19%	$14,330	4.76%
2014	205	7.47	585	6.03	3,032	4.47
2015	475	5.83	445	4.95	1,408	5.28
2016 to 2017	5,635	4.54	1,598	4.77	13,762	4.72
2018 to 2022	210	3.43	951	5.99	30,597	4.35
2023 to 2027	15	6.00	451	5.21	90,538	3.99
2028 and beyond	225	17.09	2,523	3.26	300,691	4.33

Total	$6,867	5.14%	$7,823	4.47%	$454,358	4.30%

        The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2012 that are contractually due after September 30, 2013:

	Due After September 30, 2013
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One-to four-family residential	$136,098	$160,953	$297,051
Multi-family	12,072	54,570	66,642
Commercial real estate	6,512	54,796	61,308
Construction	—	1,709	1,709
Consumer loans	6,442	323	6,765
Commercial loans	2,442	4,111	6,553

Total loans	$163,566	$276,462	$440,028

        One- to Four-family Residential Mortgage Loans.    At September 30, 2012, $297.4 million, or 65.5% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years.

        One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines and loans that conform to such guidelines are referred to as "conforming loans." The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000, but is $523,750 for single-family homes located in the Boston metropolitan area. The Bank also originates loans above this amount, which are referred to as "jumbo loans." The Bank's maximum loan amount for these loans is generally $3.5 million. The Bank generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. In addition to single-family dwellings, much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties, all of which are classified as one- to four-family residential mortgage loans.

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

        Generally, the Bank sells into the secondary market most of the conforming fixed-rate loans with maturities of 20 years or greater that we originate. We retain the servicing on all such loans that we sell to Fannie Mae or Freddie Mac and we release the servicing on all such loans that are sold to other mortgage investors.

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

        Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. For a borrower's primary residence, home equity loans may be originated with loan-to-value ratios of up to 75% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences and investment properties is 70%, when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit when the aggregate loan amount exceeds 75% of the property's tax assessed value or when the home equity loan or line of credit is $250,000 or greater. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. We generally impose a limitation of $250,000 on a home equity line of credit and may exceed such limitation on a case-by-case basis. At September 30, 2012, our largest home equity line of credit was for $498,000, which has not been drawn upon. At September 30, 2012, this loan was performing in accordance with its repayment terms.

        Multi-family Real Estate Loans.    The Bank originates multi-family real estate loans with either fixed rates (up to 15 years) or adjustable rates (amortization up to 30 years) generally with initial principal balances of up to $4.0 million and with a maximum loan to value ratio of 75%. Additionally, in evaluating a proposed multi-family real estate loan, the Bank will emphasize the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from multi-family real estate borrowers. At September 30, 2012, $66.7 million, or 14.7%, of our total loan portfolio, consisted of multi-family real estate loans.

        Appraisals on properties securing multi-family real estate loans are performed by an outside independent appraiser designated by us or internal evaluations, where permitted by regulation. All appraisals on multi-family real estate loans are reviewed internally by our management. Our underwriting procedures include considering the borrower's expertise and require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

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

        Multi-family real estate loans generally present a higher level of risk than our loans, which are secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful management and operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained, renewed or the condition of the collateral declines), the borrower's ability to repay the loan may be impaired.

        At September 30, 2012, our largest multi-family real estate loan had a balance of $4.6 million and was secured by a 44-unit apartment building in our primary market area. At September 30, 2012, this loan was performing in accordance with its repayment terms. At September 30, 2012, we did not have any multi-family loans that were delinquent. At September 30, 2012, we did have one troubled debt restructuring (TDR) with an outstanding balance of $1.8 million and this loan was performing in accordance with the modified terms and conditions.

        Commercial Real Estate Loans.    At September 30, 2012, $64.4 million, or 14.2% of our total loan portfolio, consisted of commercial real estate loans, which we define as loans that are secured by properties that are occupied primarily (50% or more) by commercial entities. Similar to our multi-family lending, we will originate commercial real estate loans with either fixed rates (up to 15 years) or adjustable rates (amortization up to 30 years), generally with initial principal balances of up to $4.0 million with a maximum loan to value ratio of 75%.

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

        Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful management and operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

        Repayment of commercial real estate loans is normally expected from the property's eventual rental income, income from the borrower's operating entity, the personal resources of the guarantor or the sale of the subject property.

        At September 30, 2012, our largest commercial real estate loan had a balance of $4.6 million and was secured by a 62-room hotel in our primary market area. At September 30, 2012, this loan was performing in accordance with its repayment terms. At September 30, 2012, we had one commercial real estate loan, with a balance of $1.9 million, which was more than 90 days delinquent and we had two commercial real estate loans, with a combined balance of $718,000, which were between 30-59 days delinquent.

        Construction Loans.    The Bank also originates construction loans for one- to four-family residential properties, multi-family properties and commercial properties. As of September 30, 2012, $11.2 million, or 2.4% of our total loan portfolio, consisted of construction loans, all of which were secured by one- to four-family residential real estate. As of September 30, 2012, the Bank did not have any construction loans, which were secured by commercial real estate or by multi-family real estate.

        The Bank grants construction loans for commercial properties, including commercial "mixed-use" buildings and residential homes built by developers on speculative undeveloped property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% loan-to-completed-appraised-value ratio. Repayment of construction loans on residential properties is normally expected from the sale of the subject property, income from the borrower's operating entity, the property's eventual rental income, or the personal resources of the guarantor. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank typically provides the permanent mortgage financing on our construction loans on income-producing property.

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

        Consumer Loans.    The Bank's consumer lending has been quite limited. At September 30, 2012, we had $6.9 million of consumer loans outstanding, representing 1.5% of the total loan portfolio. Consumer loans consist of loans secured by deposits, auto loans, overdraft lines of credit and various personal installment loans. The Bank offers a reduced interest rate on certain consumer loans for those customers who direct us to make automatic withdrawals from their Peoples Federal accounts for the monthly payments on their consumer loans.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount, which can be recovered on such loans. At September 30, 2012, we had no consumer loans that were non-performing.

        Commercial Loans.    The Bank originates commercial term loans and variable lines of credit to small- and medium-sized companies in our primary market area. The Bank's commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. These loans are secured by business assets other than real estate, such as business equipment and inventory or accounts receivable. The commercial business loans that are offered are floating-rate loans indexed to the prime rate as published in The Wall Street Journal and fixed-rate loans with terms ranging from one to seven years. The commercial loan portfolio consists primarily of secured loans.

        At September 30, 2012, we had $7.8 million of commercial loans outstanding, representing 1.7% of the total loan portfolio. At September 30, 2012, we had one commercial loan, which totaled $13,000 that was non-performing.

        When making commercial loans, the Bank considers the financial statements of the borrower, the history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

        Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

        At September 30, 2012, our largest commercial loan was a $1.0 million line of credit, with an outstanding balance of $600,000, secured by the assets of a construction company. At September 30, 2012, this loan was performing in accordance with its terms.

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

        Multi-family and Commercial Real Estate Loans.    Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the cash flow potential of the project, feasibility of the project, creditworthiness of the borrower, managerial skills and financial strength of the loan sponsor. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, the Bank considers and reviews a global cash flow analysis of the borrower and considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

        We also purchase whole loans or participation loans to supplement our lending portfolio. Whole loans purchased totaled $84.9 million at September 30, 2012. We perform our underwriting analysis on each loan purchased using the same standards used for similar loans originated. The loans purchased are generally in our market area.

        Loan participations that we purchased totaled $14.7 million at September 30, 2012. Loan participations are also subject to the same credit analysis and loan approvals as loans the Bank originates. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates. However, as with purchased loans, the Bank does not service purchased participation loans. Thus, with respect to purchased loans and participations, the Bank is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

        The following table shows our loan originations, loan purchases and principal repayment activity for loans originated for our portfolio during the periods indicated. Loans are presented net of loans in process. The following table does not reflect loans that are originated for sale to the Federal Home Loan Mortgage Corporation.

	Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Total loans at beginning of period	$410,749	$380,987	$366,145	$376,681	$289,059
Loans originated:
Mortgage loans:
One-to four-family residential	73,044	80,079	40,302	42,045	33,065
Multi-family	14,124	20,776	2,664	4,411	4,076
Commercial real estate	6,032	12,777	11,960	14,522	5,858
Construction	14,203	11,862	16,389	11,785	12,775

Total mortgage loans	107,403	125,494	71,315	72,763	55,774
Consumer loans	1,576	1,321	1,084	1,417	1,166
Commercial loans	3,972	8,198	1,078	610	2,777

Total loans originated	112,951	135,013	73,477	74,790	59,717

Purchases
One-to four-family residential	40,268	31,071	35,716	—	78,034
Consumer loans	3,088	2,804	—	—	—

Total loans purchased	43,356	33,875	35,716	—	78,034

Total loans originated and purchased	156,307	168,888	109,193	74,790	137,751
Deduct;
Principal repayments	(112,698)	(139,126)	(94,351)	(85,326)	(50,129)

Net loan activity	43,609	29,762	14,842	(10,536)	87,622

Total loans at end of period	$454,358	$410,749	$380,987	$366,145	$376,681

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

        The Bank's policies and loan approval limits are established by the board of directors. Aggregate lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of $1.0 million require the approval of the President and the Executive Vice President and are then ratified by the investment committee and the board of directors.

        The Bank requires appraisals of all real property securing one- to four-family residential mortgage loans, multi-family loans and commercial real estate loans. In limited circumstances, the use of a detailed appraisal may be waived by the Chief Lending Officer, the President or the Executive Vice President of the Bank for loans where new money borrowed is less than $250,000. All appraisers are independent, state-licensed or state-certified appraisers and are approved by the board of directors annually.

        Loans to One Borrower.    The maximum amount the Bank may lend to one borrower and the borrower's related entities is limited, by regulation, to generally 15% of its unimpaired capital and surplus. At September 30, 2012, Peoples Federal's regulatory limit on loans to one borrower was $13.2 million. At that date, the Bank's largest lending relationship was $10.4 million and was secured by real property. This relationship consists of 35 real estate mortgage loans, each of which was performing in accordance with its original terms, at September 30, 2012.

        Loan Commitments.    The Bank issues commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, these loan commitments expire after 30 days.

Asset Quality

        When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment notice is generated and mailed to the borrower. For those borrowers who are seldom late in payment and for new customers of the Bank, we will attempt personal, direct contact with the borrower to determine when payment will be made. On the first day of the following month, we mail a letter reminding the borrower of the delinquency and will attempt to contact the borrower by telephone. If no contact is made, a property inspection is made to determine the condition of the property. Thereafter we will send an additional letter when a loan is 60 days or more past due and, thereafter, approximately every 30 days during such delinquency. By the 60th day of delinquency, unless the borrower has made arrangements to bring the loan current on its payments, we will refer the loan to legal counsel to commence foreclosure proceedings. Upon the recommendation of the Chief Lending Officer or the President, we may shorten these time frames. Upon board of director's approval, foreclosure activity is initiated by our counsel once a loan is 90 days delinquent. If necessary, subsequent late charges are issued and the account will be monitored on a regular basis thereafter.

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

        Non-Performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-performing loans include non-accrual loans, loans delinquent 90 days or greater and still accruing and non-performing TDRs.

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to four-family residential	$1,536	$2,541	$1,954	$1,632	$2,009
Multi-family	—	—	—	258	—
Commercial real estate(1)	1,868	671	225	1,911	—
Construction	—	—	—	1,540	1,500
Consumer loans	—	38	1	—	—
Commercial loans	13	—	—	—	47

Total non-accrual loans	3,417	3,250	2,180	5,341	3,556

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
One-to four-family residential	—	—	—	384	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—
Commercial loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	384	—

Total non-performing loans	3,417	3,250	2,180	5,725	3,556

Other real estate owned	—	—	795	—	—

Total non-performing assets(2)	$3,417	$3,250	$2,975	$5,725	$3,556

Ratios:
Non-performing loans to total loans	0.75%	0.79%	0.57%	1.56%	0.94%
Non-performing assets to total assets	0.60%	0.59%	0.54%	1.19%	0.81%

(1)
At September 30, 2012, amount consists of one non-performing TDR.

(2)
Of this amount, $3.4 million, $3.3 million, $2.1 million, $5.3 million and $2.9 million are included in substandard assets at September 30, 2012, 2011, 2010, 2009 and 2008, respectively. See—Classification of Assets

        For the fiscal year ended September 30, 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $173,000. Interest income recognized on such loans for the fiscal year ended September 30, 2012 was $151,000.

        Troubled Debt Restructurings.    We periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. TDRs that have been performing in accordance with their modified terms for a period of less than six months are classified as non-performing. At September 30, 2012, the Company had $3.7 million of troubled debt restructurings. These restructurings related to a $1.9 million commercial real estate loan collateralized by a commercial real estate property and a $1.8 multi-family residential real estate property, both in our market area, and management believes that both loans are more than adequately collateralized at September 30, 2012. The $1.9 million commercial real estate loan was on non-accrual as of September 30, 2012. The $1.8 million multi-family loan was performing in accordance with the modified terms and conditions for a period greater than six months.

        Delinquent Loans.    The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2012
Mortgage loans:
One-to four-family residential	6	$1,837	9	$1,536	15	$3,373
Multi-family	—	—	—	—	—	—
Commercial real estate	2	718	1	1,868	3	2,586
Construction	—	—	—	—	—	—
Consumer loans	8	54	—	—	8	54
Commercial loans	1	1	1	13	2	14

Total loans	17	$2,610	11	$3,417	28	$6,027

At September 30, 2011
Mortgage loans:
One-to four-family residential	8	$1,140	15	$2,541	23	$3,681
Multi-family	1	186	—	—	1	186
Commercial real estate	2	2,053	1	671	3	2,724
Construction	—	—	—	—	—	—
Consumer loans	6	16	2	38	8	54
Commercial loans	—	—	—	—	—	—

Total loans	17	$3,395	18	$3,250	35	$6,645

At September 30, 2010
Mortgage loans:
One-to four-family residential	12	$1,483	10	$1,954	22	$3,437
Multi-family	1	207	—	—	1	207
Commercial real estate	4	3,291	1	225	5	3,516
Construction	—	—	—	—	—	—
Consumer loans	9	34	1	1	10	35
Commercial loans	1	2	—	—	1	2

Total loans	27	$5,017	12	$2,180	39	$7,197

At September 30, 2009
Mortgage loans:
One-to four-family residential	10	$1,720	8	$2,016	18	$3,736
Multi-family	1	226	1	258	2	484
Commercial real estate	1	642	2	1,911	3	2,553
Construction	—	—	1	1,540	1	1,540
Consumer loans	6	31	—	—	6	31
Commercial loans	1	1	—	—	1	1

Total loans	19	$2,620	12	$5,725	31	$8,345

At September 30, 2008
Mortgage loans:
One-to four-family residential	5	$456	11	$2,009	16	$2,465
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	1	1,500	1	1,500
Consumer loans	5	14	—	—	5	14
Commercial loans	1	2	1	47	2	49

Total loans	11	$472	13	$3,556	24	$4,028

        Other Real Estate Owned.    Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. As of September 30, 2012 and 2011, we had no other real estate owned. As of September 30, 2010, we had $795,000 in other real estate owned. As of September 30, 2009 and 2008, we had no other real estate owned.

        Classification of Assets.    Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of September 30, 2012, we had $10.5 million of assets designated as special mention.

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

        The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) at the dates indicated.

	At September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Classified assets:
Substandard	$9,620	$12,569	$6,678	$6,223	$3,150
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified assets	9,620	12,569	6,678	6,223	3,150
Special mention	10,546	4,036	4,452	4,754	2,735

Total criticized assets	$20,166	$16,605	$11,130	$10,977	$5,885

        At September 30, 2012, we had $9.6 million of substandard assets, of which $4.4 million were commercial real estate loans, $2.7 million were multi-family mortgage loans, $2.5 million were one- to four-family residential mortgage loans and $13,000 were commercial loans. At September 30, 2012, we had assets designated special mention totaling $10.5 million of which $6.4 million were commercial real estate loans, $2.0 million were multi-family mortgage loans, $1.5 million were construction loan projects and $600,000 were commercial loans.

        Allowance for Loan Losses.    We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

  (1)
  Allocated component is established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan's observable market price, if any, or the fair value of the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Specific allowances are based on the present value of expected cash flows if the loan is not collateral dependent. Impaired loans for which the estimated fair value of the loan, or the loan's observable market price or the fair value of the underlying collateral if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

  (2)
  general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

        Historically, we have experienced limited loan losses and, therefore, have relied on industry data and our assessed risks to determine loss factors for calculating our allowance for loan losses. More recently, as we have experienced manageable loan losses, we have utilized our own historical loss experience in determining applicable portions of the allowance for loan losses. During the fiscal year ended September 30, 2012, we have continued to use the same methodology in our calculation of the required allowance for loan losses. See "—Comparison of Operating Results for the Fiscal Years Ended September 30, 2012 and 2011—Provision for Loan Losses."

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

        In addition, changes in interest rates can affect the fair values of our financial instruments. During the fiscal year ended September 30, 2012, decreases in market interest rates were the primary factor in the increases in the fair values of our loans, deposits and Federal Home Loan Bank advances when compared to the carrying values on our financial statements. For additional information, see Note 12 to our Consolidated Financial Statements.

        The following table sets forth the Bank's percent of allowance by loan segment and the percent of the loans to total loans in each of the segments listed at the dates indicated. The allowance for loan losses allocated to each segment is not necessarily indicative of future losses in any particular segment and does not restrict the use of the allowance to absorb losses in other segments:

	September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One-to four-family residential	$1,847	65.5%	$1,550	61.8%	$1,481	62.8%	$1,726	64.9%	$1,738	66.3%
Multi-family	759	14.7	601	15.1	502	12.6	357	11.2	332	12.4
Commercial real estate	768	14.2	670	17.4	684	17.8	438	17.4	415	14.4
Construction	134	2.4	292	3.5	340	5.1	219	4.5	282	5.0
Consumer loans	157	1.5	91	1.1	42	0.5	38	0.7	35	0.6
Commercial loans	93	1.7	40	1.1	40	1.2	127	1.3	127	1.3
Unallocated	133	—	127	—	114	—	299	—	279	—

Total allowances	$3,891	100.0%	$3,371	100.0%	$3,203	100.0%	$3,204	100.0%	$3,208	100.0%

        During fiscal year ended September 30, 2012, management evaluated and modified some of the qualitative factors associated with the mortgage loan and consumer loan portfolios. In particular, management modified the qualitative factors associated with the one-to four-family residential, multi-family construction and commercial real estate segments based upon increased originations and changing economic factors. Management also modified the qualitative factors associated with consumer loans based upon the increase in purchased indirect automobile loans.

Investment Activities

        The Bank has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Government-sponsored enterprises and of state and municipal governments, mortgage-backed securities and term certificates of federally insured institutions. Within certain regulatory limits, the Bank also may invest a portion of its assets in corporate securities and mutual funds. The Bank also is required to maintain an investment in Federal Home Loan Bank of Boston stock.

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

        Securities.    At September 30, 2012, our securities portfolio consisted of United States agency securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae and had a fair value of $48.4 million, or 8.5% of assets, and an amortized cost of $47.4 million. At September 30, 2012, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. At September 30, 2012, we held no common or preferred stock of Fannie Mae or Freddie Mac. See "Management's Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities" for a discussion of the recent performance of our securities portfolio.

        The following table sets forth the amortized cost and estimated fair value of our securities portfolios (excluding Federal Home Loan Bank of Boston stock) at the dates indicated.

	At September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$17,000	$17,057	$27,999	$28,055	$23,000	$23,066
Mortgage-backed securities	4,464	4,596	359	397	486	530

Total securities available-for-sale	$21,464	$21,653	$28,358	$28,452	$23,486	$23,596

Securities held-to-maturity:
Mortgage-backed securities	$25,921	$26,746	$19,713	$19,925	$—	$—

Total securities held-to-maturity	$25,921	$26,746	$19,713	$19,925	$—	$—

        At September 30, 2012, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

        Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at September 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at September 30, 2012.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$2,000	0.96%	$15,000	0.89%	$—	—%	$—	—%	$17,000	$17,057	0.90%
Mortgage-backed securities	4	4.00	—	—	1,288	2.75	3,172	2.74	4,464	4,596	2.74

Total debt securities available-for-sale	$2,004	0.97%	$15,000	0.89%	$1,288	2.75%	$3,172	2.74%	$21,464	$21,653	1.28%

Securities held-to-maturity:
Debt securities:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$25,921	3.25%	$25,921	$26,746	3.25%

Total debt securities held-to-maturity	$—	—%	$—	—%	$—	—%	$25,921	3.25%	$25,921	$26,746	3.25%

        Bank Owned Life Insurance.    We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At September 30, 2012, this limit was $22.0 million, and we had invested $19.4 million in bank owned life insurance at that date.

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

        Deposits.    We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, term certificates, NOW accounts and regular checking accounts. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Historically, other than deposits that we have accepted through the CDARS program, which are classified as brokered deposits for regulatory purposes, we have not accepted brokered deposits. At September 30, 2012, CDARS deposits totaled $2.7 million

        The Bank continues to rely on its money-market accounts as a funding source, marketing the product using competitive pricing in a low interest rate environment and during a time when many customers do not want longer-term, fixed-rate certificate of deposit accounts. Money-market deposit account balances totaled $152.6 million, or 36.6% of deposits at September 30, 2012, versus

$151.1 million, or, 36.6% of deposits at September 30, 2011. In addition to our retail funding sources, we have chosen to fund our operations utilizing FHLB advances as a funding source.

        At September 30, 2012, we had a total of $127.8 million in term certificates, of which $92.0 million, or 72.0%, had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

        The following tables set forth the distribution of our average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	September 30,
	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$41,816	10.2%	—%	$35,837	9.2%	—%	$36,058	9.4%	—%
NOW deposits	36,724	8.9	0.11	34,165	8.8	0.19	31,284	8.2	0.19
Money market deposits	153,789	37.4	0.69	145,228	37.4	0.89	158,351	41.2	1.31
Savings	48,675	11.8	0.18	46,944	12.1	0.45	45,012	11.7	0.72
Certificates of deposit	130,326	31.7	1.20	126,111	32.5	1.49	113,190	29.5	1.87

Total deposits	$411,330	100.0%	0.67%	$388,285	100.0%	0.89%	$383,895	100.0%	1.19%

        The following table sets forth term certificates classified by interest rate as of the dates indicated.

	At September 30,
	2012	2011	2010
	(In thousands)
Interest Rate:
Less than 2.00%	$116,475	$125,567	$101,075
2.00% through 2.99%	9,759	11,607	15,473
3.00% through 3.99%	1,510	3,379	5,758
4.00% through 4.99%	3	72	1,731

Total	$127,747	$140,625	$124,037

        The following table sets forth, by interest rate ranges, information concerning our term certificates.

	At September 30, 2012
	Period to Maturity
	Less Than or Equal to One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	Thereafter	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$87,141	$18,263	$5,658	$1,371	$4,042	$116,475	91.2%
2.00% through 2.99%	3,322	4,573	1,864	—	—	9,759	7.6%
3.00% through 3.99%	1,510	—	—	—	—	1,510	1.2%
4.00% through 4.99%	3	—	—	—	—	3	—%

Total	$91,976	$22,836	$7,522	$1,371	$4,042	$127,747	100.0%

        As of September 30, 2012, the aggregate amount of outstanding term certificates in amounts greater than or equal to $100,000 was approximately $58.5 million. The following table sets forth the maturity of those certificates as of September 30, 2012.

Amount
(In thousands)
Three months or less	$9,149
Over three months through six months	17,172
Over six months through one year	13,563
Over one year through three years	15,489
Over three years	3,117

$58,490

        Borrowings.    Our borrowings consist of advances from the Federal Home Loan Bank of Boston. The Bank utilizes advances from the Federal Home Loan Bank of Boston to supplement the Bank's investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of the Bank's mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the Federal Home Loan Bank's assessment of the institution's creditworthiness. At September 30, 2012, we had $33.0 million of FHLB advances and we had access to additional Federal Home Loan Bank advances of up to $120.0 million. Advances from the Federal Home Loan Bank of Boston are secured by our investment in the capital stock of the Federal Home Loan Bank of Boston as well as by a blanket pledge on our assets not otherwise pledged.

        During the fiscal year ended September 30, 2012, our borrowings increased $15.0 million, or 83.3%. The increase was the result of the Bank's strategy to include wholesale borrowing from the FHLB of Boston as a funding source in an effort to fund lending growth. FHLB advances continue to remain an important funding source of our ongoing asset/liability management strategy.

        The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated:

	At or For The Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Short-term borrowings:
Balance at end of period	$8,000	N/A	N/A
Average balance during the period	$1,235	N/A	N/A
Maximum outstanding at any month-end period	$8,000	N/A	N/A
Weighted average interest rate at end of period	0.34%	N/A	N/A
Average interest rate during period	0.32%	N/A	N/A
Long-term debt:
Balance at end of period	$25,000	$18,000	$33,000
Average balance during the period	$21,481	$24,016	$49,364
Maximum outstanding at any month-end period	$27,000	$33,000	$58,000
Weighted average interest rate at end of period	2.34%	2.88%	3.22%
Average interest rate during period	2.61%	3.10%	3.37%

 Personnel

        As of September 30, 2012, we had 66 full-time employees and 17 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activity

        The Bank is a wholly-owned subsidiary of the Company. Additionally, the Company formed Peoples Funding Corporation, which has the sole purpose of funding a loan to Peoples Federal's Employee Stock Ownership Plan.

        People Federal Savings Bank has no subsidiaries.

Regulation and Supervision

        General.    The Bank is supervised and examined by the Office of the Comptroller of the Currency ("OCC") and is subject to examination by the Federal Deposit Insurance Corporation ("FDIC"). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), governing reserves to be maintained against deposits and other matters. The OCC examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank's loan documents.

        As a savings and loan holding company, the Company is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

        Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on the Company, the Bank and their operations.

        Certain of the regulatory requirements that are applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

        Dodd-Frank Act.    The Dodd-Frank Act has changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies, which it regulates. As a result, the Federal Reserve Board's regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like the Company, unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in "—Federal Banking Regulation—Capital Requirements." The Dodd-Frank Act also requires the Federal Reserve

Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

        The Dodd-Frank Act also created the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Peoples Federal, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

        The legislation also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

        Capital Requirements.    OCC regulations require savings banks, such as the Bank, to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

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

        At September 30, 2012, the Bank's capital exceeded all applicable requirements.

        New Proposed Capital Rules.    On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules are subject to a public comment period prior to adoption of final rules.

        The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

        The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

        The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including Peoples Federal, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

        The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

        In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

  •
  Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

  •
  For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a "category 1" or "category 2" residential mortgage exposure (based on eight criteria that include, among other items, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases);

  •
  Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

  •
  Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);

  •
  Providing for a 100% risk weight for claims on securities firms; and

  •
  Eliminating the current 50% cap on the risk weight for OTC derivatives.

        Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2012, the Bank's largest lending relationship with a single or related group of borrowers totaled $10.4 million, which represented 11.9% of the Bank's unimpaired capital and surplus. Therefore, the Bank was in compliance with the loans-to-one borrower limitations.

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

        A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance by a savings bank with the QTL test potentially subject to agency enforcement action for violation of laws. At September 30, 2012, the Bank maintained approximately 82.4% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

        Community Reinvestment Act and Fair Lending Laws.    All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. The Bank received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

        Transactions with Related Parties.    A federal savings bank's authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

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

        Standards for Safety and Soundness.    Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards, as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

        Insurance of Deposit Accounts.    The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Dodd-Frank Act also extended unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012.

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

        As part of a plan to restore the deposit insurance fund as a result of numerous failures of financial institutions, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments were to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank prepaid $1.8 million in estimated assessment fees for the fourth quarter of 2009 through 2012. At June 30, 2012, the prepaid assessment balance was $851,000. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

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

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2012, the annualized FICO assessment was equal to1.00 basis point for each $100 in domestic deposits maintained at an institution.

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

        Federal Home Loan Bank System.    The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. As of September 30, 2012, the Bank was in compliance with this requirement.

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

Holding Company Regulation

        General.    The Company is a non-diversified savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-depository subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

        Permissible Activities.    Under present law, the business activities of the Company is generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OCC, and certain additional activities authorized by OCC regulations.

        Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OCC. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OCC must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

        The OCC is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

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

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements during the fiscal year ending September 30, 2012 under the requirements of the Sarbanes-Oxley Act. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

Item 1A.    RISK FACTORS

Because we intend to continue to emphasize our commercial real estate and multi-family loan originations, our credit risk will increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

        We intend to continue originating commercial real estate and multi-family loans. At September 30, 2012, $66.7 million, or 14.7%, of our total loan portfolio consisted of multi-family loans and an additional $64.4 million, or 14.2%, of our total loan portfolio consisted of commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower's properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower's business, thereby increasing the risk of non-performing loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

A portion of our one-to four-family residential mortgage loans is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

        Much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At September 30, 2012, of the $297.4 million of one- to four-family residential mortgage loans in our portfolio, $119.8 million, or 40.3% of this amount, were comprised of non-owner occupied properties. We believe that there is a greater credit risk inherent in two-, three- and four-unit properties and especially in investor-owner and non-owner occupied properties, than in owner-occupied one-unit properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower's ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower's ability to repay the loan.

We make and hold in our portfolio construction loans, which are considered to have greater credit risk than other types of residential loans made by financial institutions.

        We originate construction loans for one- to four-family residential properties, multi-family properties and commercial properties, including commercial "mixed-use" buildings and homes built by developers on speculative, undeveloped property. At September 30, 2012, $11.2 million, or 2.4% of our total loan portfolio, consisted of construction loans, all of which were secured by one- to four-family residential real estate. None of our construction loans were secured by commercial real estate at September 30, 2012. Construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our future earnings.

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

        A significant portion of our loans are fixed-rate one- to four-family residential mortgage loans, and like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or shorter contractual maturities, results in our liabilities having a shorter duration than our assets. For example, as of September 30, 2012, 13.7% of our loans had maturities of 15 years or longer, while 67.0% of our certificates of deposits had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these funds at lower interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

        Changes in interest rates also create reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment.

        Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At September 30, 2012, $138.6 million, or 46.6% of our $297.4 million of our one- to four-family residential mortgage loans at such date, had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

        Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

        At September 30, 2012, our internal "rate shock" analysis indicated that our economic value of equity (the difference between the market value of our assets and the market value of our liabilities) would decrease by $12.9 million, or 10.7%, if there was an instantaneous 200 basis point increase in market interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

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

  •
  an impairment of our investment securities; and/or

  •
  an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of non-performing assets, net charge-offs and provision for credit losses, which would reduce our earnings.

The implementation of the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan may dilute stockholders' ownership interest.

        We are permitted to fund the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan through either open market purchases of shares of common stock or from the issuance of authorized but unissued shares of common stock. To date, shares granted under the Plan have been funded through repurchased shares, however, there is no guarantee that future grants will be made from authorized but unissued shares. The ability to repurchase shares of common stock to fund the plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, alternative uses for the capital, and the Company's capital levels and financial performance. Although the Company's current intention is to fund the remaining shares available under the Plan with stock repurchases, the Company may not be able to conduct such repurchases. If the Company does not repurchase shares of common stock to fund the plan, then stockholders would experience a reduction in their ownership interest in the event newly issued shares are used to fund stock options or awards of shares of common stock under the plan.

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

        Our success has been and will continue to be greatly influenced by our ability to retain the services of our existing senior management. We have benefited from consistency within our senior management team, with our top four executives averaging over 30 years of service with the Bank. The Company has entered into employment contracts with each of these top management officials. Nevertheless, the unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse impact on our business and financial results.

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

        We own stock of the Federal Home Loan Bank of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Boston's advance program. The aggregate cost of our Federal Home Loan Bank of Boston stock as of September 30, 2012 was $4.0 million. Federal Home Loan Bank stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank. However, the Federal Home Loan Bank of Boston is currently not repurchasing excess stock outstanding.

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

Our earnings have been negatively affected by the low level of dividends paid by the Federal Home Loan Bank of Boston on its stock during 2012.

        We received $19,000 in total dividends from the Federal Home Loan Bank of Boston during fiscal 2012. We received $10,000 in total dividends during fiscal 2011. Accordingly, the reduction of the Federal Home Loan Bank of Boston dividend payments has reduced our earnings. In addition, the Federal Home Loan Bank of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source.

Our branch network expansion strategy may negatively affect our financial performance.

        We expanded our branch network by establishing a new branch office in West Newton, Massachusetts, which opened in the second calendar quarter of 2011. This strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. Any additional newly established branches could negatively impact earnings.

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

        In July 2011, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a credit rating downgrade. In August 2011, one rating agency decreased their rating of the United States Government to AA+. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises on negative watch. A downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States' credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy and the Bank's financial condition and results of operations is uncertain.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

        On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

        Various provisions of the Dodd-Frank Act increase the capital requirements of savings and loan holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

        In addition, in the current economic and regulatory environment, regulators of banks and their holding companies have become more likely to impose capital requirements that are more stringent than those required by applicable existing regulations.

        The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We operate from our main office and six full-service branches located in the Brighton, Allston, West Roxbury, Jamaica Plain, Brookline, West Newton and Norwood, Massachusetts. The net book value of our premises, land and equipment was $3.6 million at September 30, 2012.

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
1905 Centre Street
West Roxbury, Massachusetts 02132

(1)
Main office has a full service branch.

ITEM 3.    LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2012, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market.

        The Company's common stock is listed on the NASDAQ Capital Market under the trading symbol "PEOP." The following table presents quarterly market information for the Company's common stock for each of the past two fiscal years. The following information with respect to trading prices was provided by the NASDAQ Capital Market.

	High	Low	Dividends Declared Per Share
2012
First Quarter	$14.25	$12.74	$—
Second Quarter	16.40	14.15	—
Third Quarter	16.70	15.75	—
Fourth Quarter	17.51	16.22	0.03
2011
First Quarter	$13.48	$10.55	$—
Second Quarter	14.91	12.81	—
Third Quarter	14.32	13.56	—
Fourth Quarter	14.40	12.70	—

Holders.

        The approximate number of holders of record of the Company's common stock as of November 30, 2012 was 518. Certain shares of the Company, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividends.

        The company began paying a quarterly dividend during the fourth quarter of fiscal 2012. We expect that, subject to regulatory requirements and our financial condition and results of operations, quarterly dividends will continue to be paid in the future. See Item 1 "Regulations and Supervision—Capital Distributions" for information relating to restrictions on dividends.

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

        The following table provides information as of September 30, 2012, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders	999,810	$15.47	133,630	(1)
Equity compensation plans not approved by security stockholders	—	$—	—

Total	999,810	$15.47	133,630

(1)
Of this amount, 75,375 shares remain available for future issuance as restricted stock awards and/or restricted stock units awards.

Performance Graph.

        The following graph compares the performance of the Company's common stock (assuming reinvestment of dividends) with the total return for companies with the Russell 2000 Index, SNL New England U.S. Bank Index and SNL New England U.S. Thrift Index. The calculation of total cumulative return assumes a $100 investment was made at market close on July 7, 2010, the date the Company's common stock began trading after the Company's initial public offering.

	7/7/2010	9/30/2010	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012
PEOP	100.00	103.37	123.37	137.02	155.00	159.52	166.15
Russell 2000	100.00	110.54	105.31	121.13	135.75	126.85	136.91
SNL New England U.S. Bank	100.00	102.20	88.87	111.08	124.72	118.43	117.91
SNL New England U.S. Thrift	100.00	99.21	94.25	105.29	110.17	100.70	106.39

Sales of Unregistered Securities.

        The Company has not sold any of its securities within the past three years, which were not registered under the Securities Act of 1933.

Use of Proceeds.

        Not applicable.

Repurchase of Equity Securities by the Issuer.

        On July 20, 2011, the Company announced that its board of directors had adopted a stock repurchase program. Under the initial repurchase program, the Company was authorized to repurchase up to 357,075 shares of its common stock, or 5% of the current outstanding shares. This program was expanded in January 2012 with the approval of an additional 5% of the current outstanding shares, or 339,221 shares of the Company's common stock. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. As of July 30, 2012, the Company completed the repurchase of shares in accordance with the expanded stock repurchase program.

        At September 30, 2012, total repurchases under the repurchase program were 696,296 shares at an average price of $14.87 per share. In the fourth fiscal quarter of 2012, the Company purchased 54,221 shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012	54,221	$16.71	54,221	—
August 1 - 31, 2012	—	$—	—	—
September 1 - 30, 2012	—	$—	—	—

Total	54,221	$16.71	54,221

        On October 31, 2012, the Company announced that its Board of Directors authorized an increase in the number of common shares that may be repurchased pursuant to the Company's stock repurchase plan that was previously announced on July 20, 2011 and expanded in January 2012. Under the expanded authorization, the Company is authorized to repurchase up to an additional 5% of its issued and outstanding common shares, or up to an additional 336,345 common shares.

        As of November 30, 2012, the total repurchases under the newly expanded repurchase program were 26,800 shares at an average price of $16.53 per share.

Item 6.    Selected Financial Data

	At or For the Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Selected Financial Condition Data:
Total Assets	$570,827	$554,189	$545,937	$482,828	$437,623
Total cash and cash equivalents	36,241	61,729	113,863	88,634	17,339
Securities available-for-sale	21,653	28,452	23,596	6,328	22,149
Securities held-to-maturity	25,921	19,713	—	—	—
Loans, net	451,034	407,423	377,664	362,667	373,309
Loans held for sale	—	—	260	—	—
Other real estate owned	—	—	795	—	—
Cash surrender value of life insurance policies	19,364	18,713	11,670	11,249	10,858
Federal Home Loan Bank stock, at cost	4,014	4,339	4,339	4,339	4,339
Deposits	416,748	412,645	390,839	366,464	302,954
Federal Home Loan Bank advances	33,000	18,000	33,000	58,000	80,060
Total equity	110,538	115,702	114,360	50,943	48,274
Selected Operating Data:
Interest and dividend income	20,329	20,590	21,086	22,614	22,096
Interest expense	3,319	4,190	6,234	8,687	9,272

Net interest and dividend income	17,010	16,400	14,852	13,927	12,824
Provision for loan losses	540	405	300	127	—

Net interest and dividend income after provision for loan losses	16,470	15,995	14,552	13,800	12,824

Net gain on sales of mortgage loans	169	178	277	307	24
Net gain on sales of securities available-for-sale	—	—	210	208	43
Other non-interest income	1,664	1,542	1,453	1,301	1,342

Total non-interest income	1,833	1,720	1,940	1,816	1,409

Total non-interest expense	14,126	12,787	17,055	11,263	10,866

Income (loss) before income taxes	4,177	4,928	(563)	4,353	3,367
Provision (benefit) for income taxes	2,520	1,857	(399)	1,681	1,294

Net income (loss)	$1,657	$3,071	$(164)	$2,672	$2,073

Earnings per share (basic)(1)	$0.26	$0.47	N/A	N/A	N/A
Earnings per share (diluted)(1)	$0.26	$0.47	N/A	N/A	N/A
Dividends paid per common share(1)	$0.03	$—	N/A	N/A	N/A
Dividend payout ratio(1)	11.54%	—%	N/A	N/A	N/A

(1)
Not applicable for year ended September 30, 2010 and prior years, as the Company did not issue stock until July 2010.

	At or For the Years Ended September 30,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (net income to average total assets)	0.30%	0.57%	(0.03)%	0.59%	0.53%
Return (loss) on equity (net income to average equity)	1.46%	2.64%	(0.23)%	5.32%	4.38%
Net interest rate spread(1)	3.12%	3.05%	3.12%	2.97%	3.02%
Net interest margin(2)	3.32%	3.31%	3.30%	3.31%	3.54%
Efficiency ratio(3)	74.97%	70.57%	101.57%	71.54%	76.34%
Non-interest expense to average total assets	2.54%	2.38%	3.34%	2.50%	2.79%
Average interest-earning assets to interest-bearing liabilities	1.31x	1.32x	1.13x	1.16x	1.20x
Average stockholders equity to average total assets	20.37%	21.67%	13.85%	11.16%	12.16%
Asset Quality Ratios:
Non-performing assets to total assets	0.60%	0.59%	0.54%	1.19%	0.81%
Non-performing loans to total loans	0.75%	0.79%	0.57%	1.56%	0.94%
Allowance for loan losses to non-performing loans	113.87%	103.72%	146.93%	55.97%	90.21%
Allowance for loan losses to total loans	0.86%	0.82%	0.84%	0.88%	0.85%
Net charge-offs to average loans outstanding	0.01%	0.06%	0.08%	0.04%	0.03%
Capital Ratios (Bank Only):
Total capital (to risk-weighted assets)	24.12%	23.81%	24.43%	16.93%	16.13%
Tier 1 capital (to risk-weighted assets)	23.05%	22.86%	23.46%	15.95%	15.11%
Tier 1 capital (to average total assets)	14.71%	14.61%	14.11%	10.48%	10.89%
Other Data:
Number of full service branches	7	7	6	6	6
Full time equivalent employees	75	73	66	61	63

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We have historically operated as a traditional thrift institution. A significant majority of our assets consist of long-term, fixed-rate and adjustable rate one- to four-family residential mortgage loans, which we have funded primarily with retail deposit accounts and Federal Home Loan Bank of Boston advances. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including securities issued by U.S. government agencies and residential mortgage-backed securities issued by government-sponsored entities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of money market accounts, savings accounts, term certificates, and Federal Home Loan Bank of Boston advances. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, income derived from insurance policies we hold on certain of our executive officers, which serve as a funding source for our benefit obligations, loan servicing fees and other income and gains or losses on the sale of loans and on the sale of available-for-sale securities. Non-interest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, legal, accounting and exam fees, FDIC insurance premiums and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

        All of our residential mortgage-backed securities have been issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, all of which are U.S. government-sponsored entities. These agencies guarantee the payment of principal and interest on our residential mortgage-backed securities. We do not own any trust preferred securities or collateralized debt obligations ("CDOs").

        Since September 30, 2009, we have increased our total assets by 18.2% from $482.8 million at September 30, 2009 to $570.8 million at September 30, 2012. During the fiscal years 2010, 2011 and 2012 we purchased approximately $107.1 million of one- to four-family residential mortgage loans, substantially all of which are higher-yielding, jumbo mortgage loans, collateralized by single-family properties in our market area.

        Our operations in recent years have also been affected by our efforts to manage our interest rate risk position by reducing our exposure to long-term, fixed-rate assets and replacing a portion of these assets with adjustable-rate loans. Specifically, during the year ended September 30, 2012 we sold $4.1 million of 20- and 30-year fixed-rate, lower-yielding, conforming one- to four-family residential mortgage loans and we have used the net proceeds of these sales to repay short-term borrowings and to fund loan originations and purchases. We did not sell any available for sale securities during the fiscal year ended September 30, 2012.

        The low-interest rate environment during fiscal 2012 and 2011 generated a substantial amount of loan pre-payments in our one-to four- family residential mortgage loan portfolio. In addition, loan origination activity and loan purchases resulted in loan growth of $43.6 million for the year ended September 30, 2012 and $30.1 million for the year ended September 30, 2011. Management made the determination to utilize both retail deposits and FHLB advances to fund this loan growth. Accordingly, our FHLB advances increased to $33.0 million at September 30, 2012 from $18.0 million at September 30, 2011. In addition, during the same time period, our deposits increased to $416.7 million at September 30, 2012 from $412.6 million at September 30, 2011.

        We have traditionally focused on the origination of one- to four-family residential mortgage loans, and on the origination or participation in multi-family mortgage loans and commercial real estate loans, and at September 30, 2012, 94.4% of our loan portfolio was comprised of these types of loans. We intend to continue to emphasize the origination of these types of loans in the future.

        Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $3.4 million, or 0.60% of total assets, at September 30, 2012, compared to $3.3 million, or 0.59%, of total assets at September 30, 2011, and $3.0 million, or 0.54%, of total assets, at September 30, 2010. Total loan delinquencies were $6.0 million and $6.6 million, respectively, as of September 30, 2012 and 2011. Our non-performing loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly has resulted in low levels of provisions for loan losses. Our provision for loan losses was $540,000, $405,000 and $300,000 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

        Income Taxes.    Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Periodically, the Company assesses the realizability of its deferred tax assets. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

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

        The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated:

	Years Ended September 30,
	2012				2011				2010
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$422,198		$19,323	4.58%	$394,920		$20,048	5.08%	$369,899		$20,791	5.62%
Taxable securities(2)	56,856		914	1.61	30,175		400	1.33	7,963		159	2.00
Other interest-earning assets	28,864		73	0.25	65,629		132	0.20	67,871		136	0.20
FHLB stock	4,155		19	0.46	4,339		10	0.23	4,339		—	—

Total interest-earning assets	512,073		20,329	3.97	495,063		20,590	4.16	450,072		21,086	4.69

Non-interest-earning assets	44,030				41,521				61,071

Total assets	$556,103				$536,584				$511,143

Interest-bearing liabilities:
Deposits:
Savings	$48,675		90	0.18	$46,944		213	0.45	$45,012		324	0.72
Money market accounts	153,789		1,066	0.69	145,228		1,292	0.89	158,351		2,072	1.31
NOW accounts	36,724		40	0.11	34,165		64	0.19	31,284		58	0.19
Term certificates	130,326		1,559	1.20	126,111		1,876	1.49	113,190		2,117	1.87

Total deposits	369,514		2,755	0.75	352,448		3,445	0.98	347,837		4,571	1.31
FHLB advances	22,716		564	2.48	24,016		745	3.10	49,364		1,663	3.37

Total interest-bearing liabilities	392,230		3,319	0.85	376,464		4,190	1.11	397,201		6,234	1.57

Demand deposits	41,816				35,837				36,058
Other non-interest-bearing liabilities	8,762				8,003				7,102

Total non-interest-bearing liabilities	50,578				43,840				43,160

Total liabilities	442,808				420,304				440,361
Stockholders' equity	113,295				116,280				70,782

Total liabilities and stockholders' equity	$556,103				$536,584				$511,143

Net interest income			$17,010				$16,400				$14,852

Net interest rate spread(3)				3.12%				3.05%				3.12%

Net interest-earning assets(4)	$119,843				$118,599				$52,871

Net interest margin(5)				3.32%				3.31%				3.30%

Ratio of interest-earning assets to total interest-bearing liabilities	1.31	x			1.32	x			1.13	x

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

	Years Ended September 30, 2012 vs. 2011			Years Ended September 30, 2011 vs. 2010			Years Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans(1)	$1,705	$(2,430)	$(725)	$1,722	$(2,465)	$(743)	$118	$(1,289)	$(1,171)
Taxable securities(2)	414	100	514	274	(33)	241	(192)	(248)	(440)
Other interest-earning assets	(109)	50	(59)	(5)	1	(4)	44	62	106
FHLB stock	—	9	9	—	10	10	—	(23)	(23)

Total interest-earning assets	2,010	(2,271)	(261)	1,991	(2,487)	(496)	(30)	(1,498)	(1,528)

Interest-bearing liabilities:
Deposits:
Savings	8	(131)	(123)	15	(126)	(111)	22	(157)	(135)
Money market accounts	82	(308)	(226)	(160)	(620)	(780)	27	(15)	12
NOW accounts	5	(29)	(24)	5	1	6	—	(11)	(11)
Term certificates	66	(383)	(317)	304	(545)	(241)	(356)	(1,139)	(1,495)

Total deposits	161	(851)	(690)	164	(1,290)	(1,126)	(307)	(1,322)	(1,629)
FHLB advances	(39)	(142)	(181)	(795)	(123)	(918)	(722)	(102)	(824)

Total interest-bearing liabilities	122	(993)	(871)	(631)	(1,413)	(2,044)	(1,029)	(1,424)	(2,453)

Increase (decrease) in net interest income	$1,888	$(1,278)	$610	$2,622	$(1,074)	$1,548	$999	$(74)	$925

(1)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)
Average balances are presented at average amortized cost.

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

        Total assets increased $16.6 million, or 3.0%, to $570.8 million at September 30, 2012, from $554.2 million at September 30, 2011. Loans, net increased $43.6 million, or 10.7%, to $451.0 million at September 30, 2012 from $407.4 million at September 30, 2011 primarily from the purchase of $40.3 million one- to four- family residential mortgage loans, all of which were collateralized by properties in our market area. Total cash and cash equivalents decreased $25.5 million, or 41.3%, to $36.2 million at September 30, 2012 from $61.7 million at September 30, 2011 as we have funded our loan growth. Securities available-for-sale decreased $6.8 million, or 23.9%, to $21.7 million at September 30, 2012, from $28.5 million at September 30, 2011. Securities held-to-maturity increased to $25.9 million at September 30, 2012, from $19.7 million at September 30, 2011.

        Deposits increased to $416.7 million at September 30, 2012 from $412.6 million at September 30, 2011. The increase resulted in part from an increase in money-market deposit accounts to $152.6 million at September 30, 2012 from $151.1 million at September 30, 2011. In addition, demand deposit accounts increased to $49.2 million from $38.4 million, NOW accounts increased to

$37.1 million from $34.5 million, and savings accounts increased to $50.1 million from $47.9 million during the year ended September 30, 2012. These increases were offset in part by a decrease in term certificates to $127.7 million at September 30, 2012 from $140.6 million at September 30, 2011.

        Borrowings, consisting of FHLB advances, increased $15.0 million to $33.0 million at September 30, 2012 from $18.0 million at September 30, 2011.

        Total equity decreased to $110.5 million at September 30, 2012 from $115.7 million at September 30, 2011. The decrease was primarily due to stock repurchases totaling $8.0 million during the period and offset in part by net income of $1.7 million for the year ended September 30, 2012.

Comparison of Operating Results for the Years Ended September 30, 2012 and September 30, 2011

        General.    Net income for the year ended September 30, 2012 was $1.7 million as compared to net income of $3.1 million for the year ended September 30, 2011. Interest and dividend income for the year ended September 30, 2012 was $20.3 million, compared to $20.6 million for year ended September 30, 2011, a decrease of 1.3%. Non-interest income totaled $1.8 million for the fiscal year ended September 30, 2012 compared to $1.7 million for the fiscal year ended September 30, 2011. Non-interest expense increased $1.3 million, or 10.2%, to $14.1 million for the year ended September 30, 2012 from $12.8 million for the year ended September 30, 2011. The increase in non-interest expense resulted primarily from increases in employee salaries and benefits, partially offset by increases in net interest and dividend income as well as increased non-interest income. The provision for income taxes increased to $2.5 million for the year ended September 30, 2012 as compared to a provision of $1.9 million for the year earlier period.

        Net Interest Income.    Net interest and dividend income for the year ended September 30, 2012 was $17.0 million, compared to $16.4 million for year ended September 31, 2011, an increase of 3.7%. The increase was due to the increase in the average balance of interest-earning assets of $17.0 million, or 3.4%, offset by a decrease in the yield on interest-earning assets to 3.97% in fiscal 2012 from 4.16% in fiscal 2011, a decrease of 19 basis points while the cost of our interest-bearing liabilities decreased to 0.85% in fiscal 2012 from 1.11% in fiscal 2011, a decrease of 26 basis points. In addition, the average cost of interest-bearing deposits decreased by 23 basis points, as a result of the continued low interest rate environment in 2012. With decreases in short-term market interest rates, customers have increasingly shown a preference for lower costing core accounts and short-term time deposits, rather than the longer-term time deposit accounts. The total cost of borrowings decreased $181,000 to $564,000 for fiscal 2012 from $745,000 for fiscal 2011. Our average balance of borrowings decreased to $22.7 million in fiscal 2012 as we repaid advances at the maturity of the contracts and the average cost of the advances decreased 62 basis points to 2.48% for fiscal 2012 from 3.10% for 2011. The Company's interest rate spread increased seven basis points to 3.12% for the year ended September 30, 2012 from 3.05% for the year ended September 30, 2011.

        Provision for Loan Losses.    The loan loss provision for the years ended September 30, 2012 and September 30, 2011 was $540,000 and $405,000, respectively. The provision was increased primarily due to the changes in the composition of the loan portfolio, including the increase in residential real estate mortgages, and the overall loan portfolio growth.

        Non-interest Income.    Non-interest income was $1.8 million and $1.7 million for the fiscal years 2012 and 2011, respectively. The increase in non-interest income was attributable primarily to a $108,000 increase in the cash surrender value of our bank-owned life insurance to $651,000 from $543,000. In addition, customer service charges increased to $838,000 from $809,000 and other income increased to $173,000 from $150,000. These increases were partially offset by decreases in the net gain on the sale of mortgage loans to $169,000 from $178,000 and net loan servicing fees to $2,000 from $40,000.

        Non-interest Expense.    Non-interest expense increased $1.3 million, or 10.2%, to $14.1 million for the year ended September 30, 2012 from $12.8 million for the year ended September 30, 2011. During the year ended September 30, 2012, salaries and employee benefits expense increased to $9.6 million from $8.3 million for the year ended September 30, 2011, reflecting normal annual salary increases, accruals under our benefit plans and the cost associated with the equity incentive plan. In addition, occupancy expense increased to $920,000 in 2012 from $857,000 in fiscal 2011, equipment expense increased to $437,000 in fiscal 2012 from $436,000 in fiscal 2011, advertising expense increased to $558,000 from $240,000 and data processing increased to $811,000 from $749,000. Partially offsetting the increases were decreases during the year ended September 2012 as deposit insurance expense decreased to $251,000 from $400,000 and professional fees decreased to $488,000 from $574,000 and other expense decreased to $1.1 million in fiscal 2012 from $1.2 million in fiscal 2011.

        Income Taxes.    The income tax expense was $2.5 million for the fiscal year ended September 30, 2012 as compared to an income tax expense of $1.9 million for the fiscal year ended September 30, 2011. The effective tax rates were 60.3% and 37.7% in 2012 and 2011, respectively. The Company established a valuation allowance of $991,000 during the quarter ended September 30, 2012, against a deferred tax asset, which was created due to a charitable contribution made in conjunction with the establishment and funding of a charitable foundation in connection with our initial public offering in 2010. A valuation allowance is established against deferred tax assets when, based upon the available evidence, including historical and projected taxable income, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

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

        Net Interest Income.    Net interest and dividend income for the year ended September 30, 2011 was $16.4 million, compared to $14.9 million for year ended September 31, 2010, an increase of 10.4%. The increase was due to the increase in the average balance of interest-earning assets of $45.0 million, or 10.0%, offset by a decrease in the yield on interest-earning assets to 4.16% in fiscal 2011 from 4.69% in fiscal 2010, a decrease of 53 basis points while the cost of our interest-bearing liabilities decreased to 1.11% in fiscal 2011 from 1.57% in fiscal 2010, a decrease of 46 basis points. In addition, the average cost of interest-bearing deposits decreased by 33 basis points, as a result of the continued low interest rate environment in 2011. With decreases in short-term market interest rates, customers have increasingly shown a preference for lower costing core accounts and short-term time deposits, rather than the longer-term time deposit accounts. The total cost of borrowings decreased $918,000 to $745,000 for fiscal 2011 from $1.7 million for fiscal 2010. Our average balance of borrowings decreased $25.3 million in fiscal 2011 as we repaid advances at the maturity of the contracts and the average cost of the advances decreased 27 basis points to 3.10% for fiscal 2011 from 3.37% for 2010. The Company's interest rate spread decreased seven basis points to 3.05% for the year ended September 30, 2011 from 3.12% for the year ended September 30, 2010.

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

Recent Accounting Pronouncements

        Footnote 2 in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Company in fiscal year 2012 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

        General.    Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our board of directors has established an Asset/Liability Management Committee ("ALCO"), which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

        In addition to the above strategies with respect to our lending activities, we have used the following strategies to reduce our interest rate risk:

  •
  increasing our money market accounts, which are less rate-sensitive than term certificates and which provide us with a stable, low-cost source of funds;

  •
  managing our portfolio of long and short-term borrowings; and

  •
  maintaining relatively high levels of capital.

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

        The ALCO, comprised of several members of senior management and two members of the board of directors, is responsible for managing interest rate risk. On a quarterly basis, this committee reviews with the board of directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank's future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on the Bank's operating results. This committee is also involved in the Bank's planning and budgeting process as well as in determining pricing strategies for deposits and loans. Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

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

        For September 30, 2012, we used a simulation model to project changes for four rate scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate.

        The table below sets forth, as of September 30, 2012, the estimated changes in the Bank's net interest income that would result from the designated immediate changes in the Federal Funds rate.

		Economic Value of Equity(2)		Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Change in Interest Rates (basis points)(1)	Estimated EVE(2)			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$95,677	$(24,840)	(20.6)%	$15,822	$(1,139)	(6.7)%
+200bp	107,632	(12,885)	(10.7)%	16,804	(157)	(0.9)%
+100bp	116,137	(4,380)	(3.6)%	17,109	148	0.9%
0bp	120,517	—	—%	16,961	—	—%
-100bp	122,472	1,955	1.6%	16,425	(536)	(3.2)%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

(2)
EVE is the discounted present value of expected cash flows from interest-earning assets, interest-bearing bearing liabilities and off-balance sheet contracts.

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

        For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points. At September 30, 2012, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Boston, principal repayments and loan sales and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short-and long-term liquidity needs as of September 30, 2012.

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

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $36.2 million.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At September 30, 2012, we had $6.5 million in loan commitments outstanding, $2.0 million of which were for fixed-rate loans and $4.5 million of which were for adjustable-rate loans. In addition to commitments to originate loans, we had $29.5 million in unused lines of credit to borrowers. Term certificates due within one year of September 30, 2012 totaled $92.0 million, or 72.0% of our term certificates. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and Federal Home Loan Bank advances. However, recently, we have had cash in excess of our funding needs because of increased loan and investment securities sales and prepayments on longer-term, one- to four-family residential real estate loans, resulting from loans refinancing with other financial institutions. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the term certificates, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our term certificates with maturities of one year or less as of September 30, 2012.

        Our primary investing activity is originating loans. During the fiscal years ended September 30, 2012 and 2011, we originated $113.0 million and $135.0 million of loans, respectively. Additionally, during the fiscal years ended September 30, 2012 and 2011, we purchased $43.4 million and $33.9 million of loans, respectively.

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $4.1 million during the year ended September 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Boston, which provide an additional source of funds. We have historically relied on Federal Home Loan Bank advances as a funding source and expect that we will continue to utilize these as a source of funding, Federal Home Loan Bank advances increased by $15.0 million at September 30, 2012 to $33.0 million, from $18.0 million at September 30, 2011. At September 30, 2012, we had the ability to borrow up to an additional $120.0 million from the Federal Home Loan Bank of Boston.

        Capital Resources.    The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered "well capitalized" under regulatory guidelines. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 14 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 11 of the Notes to our Consolidated Financial Statements.

        The following table presents information indicating various Company loan commitments outstanding and their respective maturity dates as of September 30, 2012:

	September 30, 2012
	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Commitments to originate loans	$6,475	$—	$—	$—	$6,475
Unadvanced portions of loans:
Construction loans	2,661	—	—	167	2,828
Commercial real estate lines of credit	261	243	653	15,251	16,408
Home equity lines of credit	—	—	200	5,173	5,373
Consumer	—	—	—	632	632
Commercial	1,226	371	—	2,645	4,242

Total	$10,623	$614	$853	$23,868	$35,958

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

        The following table presents information indicating various contractual obligations and commitments of the Company as of September 30, 2012 and their respective maturity dates:

	September 30, 2012
	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$11,000	$12,000	$7,000	$3,000	$33,000
Operating leases	145	290	179	291	905

Total contractual obligations	$11,145	$12,290	$7,179	$3,291	$33,905

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Federal Bancshares, Inc. and Subsidiaries' internal controls over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 3, 2012 expressed an unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
December 3, 2012

The Board of Directors and Stockholders
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited Peoples Federal Bancshares, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Federal Bancshares, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Peoples Federal Bancshares, Inc.'s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Peoples Federal Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2012 of Peoples Federal Bancshares, Inc. and Subsidiaries and our report dated December 3, 2012 expressed on unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
December 3, 2012

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and due from banks	$6,713	$9,462
Interest-bearing demand deposits with other banks	27,378	44,255
Federal funds sold	48	9
Federal Home Loan Bank—overnight deposit	2,102	8,003

Total cash and cash equivalents	36,241	61,729
Securities available-for-sale	21,653	28,452
Securities held-to-maturity (fair values of $26,746 and $19,925)	25,921	19,713
Federal Home Loan Bank stock (at cost)	4,014	4,339
Loans	454,925	410,794
Allowance for loan losses	(3,891)	(3,371)

Loans, net	451,034	407,423

Premises and equipment, net	3,577	3,818
Cash surrender value of life insurance policies	19,364	18,713
Accrued interest receivable	1,589	1,527
Deferred income tax asset, net	5,116	5,739
Other assets	2,318	2,736

Total assets	$570,827	$554,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$49,165	$38,483
Interest-bearing	367,583	374,162

Total deposits	416,748	412,645
Short-term borrowings	8,000	—
Long-term debt	25,000	18,000
Accrued expenses and other liabilities	10,541	7,842

Total liabilities	460,289	438,487

Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,726,904 shares issued and outstanding at September 30, 2012 and 7,141,500 shares issued at September 30, 2011	67	71
Additional paid-in capital	63,909	69,437
Retained earnings	55,153	53,677
Accumulated other comprehensive income	113	56
Unearned restricted shares; 244,140 shares at September 30, 2012	(3,777)	—
Unearned compensation—ESOP	(4,927)	(5,213)
Treasury stock, at cost; 168,300 shares at September 30, 2011	—	(2,326)

Total stockholders' equity	110,538	115,702

Total liabilities and stockholders' equity	$570,827	$554,189

        The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$19,323	$20,048	$20,791
Interest on debt securities:
Taxable	914	400	159
Other interest	73	132	136
Dividends on equity securities	19	10	—

Total interest and dividend income	20,329	20,590	21,086

Interest expense:
Interest on deposits	2,755	3,445	4,571
Interest on Federal Home Loan Bank advances	564	745	1,663

Total interest expense	3,319	4,190	6,234

Net interest and dividend income	17,010	16,400	14,852
Provision for loan losses	540	405	300

Net interest and dividend income, after provision for loan losses	16,470	15,995	14,552

Non-interest income:
Customer service fees	838	809	821
Loan servicing fees	2	40	46
Net gain on sales of mortgage loans	169	178	277
Net gain on sales of securities available-for-sale	—	—	210
Increase in cash surrender value of life insurance	651	543	421
Other income	173	150	165

Total non-interest income	1,833	1,720	1,940

Non-interest expense:
Salaries and employee benefits	9,587	8,322	7,424
Occupancy expense	920	857	797
Equipment expense	437	436	412
Professional fees	488	574	681
Advertising expense	558	240	140
Data processing expense	811	749	705
Deposit insurance expense	251	400	542
Contribution to Peoples Federal Savings Bank Charitable Foundation	—	—	5,290
Other expense	1,074	1,209	1,064

Total non-interest expense	14,126	12,787	17,055

Income (loss) before income taxes	4,177	4,928	(563)
Provision (benefit) for income taxes	2,520	1,857	(399)

Net income (loss)	$1,657	$3,071	$(164)

Weighted-average shares outstanding:
Basic	6,175,042	6,579,784	N/A
Diluted	6,183,718	6,579,784	N/A
Earnings per common share:
Basic	$0.26	$0.47	N/A
Diluted	$0.26	$0.47	N/A

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Net income (loss)	$1,657	$3,071	$(164)

Net unrealized gain (loss) on securities available-for-sale	95	(16)	29
Reclassification adjustment for net securities gains	—	—	(210)

Net unrealized gains (losses)	95	(16)	(181)
Income tax (expense) benefit	(38)	7	73

Other comprehensive income (loss), net of tax	57	(9)	(108)

Total comprehensive income (loss)	$1,714	$3,062	$(272)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Unearned Restricted Shares	Unearned Compensation— ESOP	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands, except share amounts)
Balance at September 30, 2009	—	$—	$—	$50,770	$173	$—	$—	$—	$50,943
Net loss	—	—	—	(164)	—	—	—	—	(164)
Other comprehensive loss	—	—	—	—	(108)	—	—	—	(108)
Issuance of common stock for initial public offering, net of offering costs of $2,012	6,612,500	66	64,046	—	—	—	—	—	64,112
Issuance of common stock to Peoples Federal Savings Bank Charitable Foundation	529,000	5	5,285	—	—	—	—	—	5,290
Common stock acquired by ESOP (571,320 shares)	—	—	—	—	—	—	(5,713)	—	(5,713)

Balance at September 30, 2010	7,141,500	71	69,331	50,606	65	—	(5,713)	—	114,360
Net income	—	—	—	3,071	—	—	—	—	3,071
Other comprehensive loss	—	—	—	—	(9)	—	—	—	(9)
Purchase of shares for stock repurchase plan (168,300 shares)	—	—	—	—	—	—	—	(2,326)	(2,326)
Common stock released by ESOP (28,566 shares)	—	—	—	—	—	—	286	—	286
Common stock held by ESOP committed to be released (21,425 shares)	—	—	106	—	—	—	214	—	320

Balance at September 30, 2011	7,141,500	71	69,437	53,677	56	—	(5,213)	(2,326)	115,702
Net income	—	—	—	1,657	—	—	—	—	1,657
Other comprehensive income	—	—	—	—	57	—	—	—	57
Purchase of shares for stock repurchase plan (527,996 shares)	—	—	—	—	—	—	—	(8,027)	(8,027)
Retirement of treasury stock (414,596 shares)	(414,596)	(4)	(6,437)	—	—	—	—	6,441	—
Restricted stock awards (281,700 shares)	—	—	446	—	—	(4,358)	—	3,912	—
Restricted stock awards earned (37,560 shares)	—	—	—	—	—	581	—	—	581
Stock options expense	—	—	308	—	—	—	—	—	308
Common stock released by ESOP (7,142 shares)	—	—	—	—	—	—	71	—	71
Common stock held by ESOP committed to be released (21,425 shares)	—	—	155	—	—	—	215	—	370
Dividends paid ($0.03 per share)	—	—	—	(181)	—	—	—	—	(181)

Balance at September 30, 2012	6,726,904	$67	$63,909	$55,153	$113	$(3,777)	$(4,927)	$—	$110,538

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,657	$3,071	$(164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization (accretion) of securities, net	291	(4)	12
Net gain on sales of securities available for sale	—	—	(210)
Provision for loan losses	540	405	300
Change in net deferred loan fees	(522)	(165)	(154)
Depreciation and amortization	436	380	379
Decrease (increase) in loans held for sale	—	260	(260)
Loss on sales of other real estate owned	—	30	—
Contribution of common stock to Peoples Federal Savings Bank Charitable Foundation	—	—	5,290
(Increase) decrease in accrued interest receivable	(62)	62	(45)
Income on cash surrender value of life insurance	(651)	(543)	(421)
Decrease (increase) in other assets	183	102	(1,712)
Increase in accrued expenses and other liabilities	2,639	329	317
Decrease (increase) in prepaid income taxes	235	419	(570)
Increase in income taxes payable	60	—	—
Deferred income tax expense (benefit)	585	(85)	(2,180)
Stock based compensation expense	889	—	—
ESOP expense	441	381	225

Net cash provided by operating activities	6,721	4,642	807

Cash flows from investing activities:
Activity in securities available-for-sale:
Sales	—	—	4,839
Purchases	(22,413)	(39,999)	(24,000)
Maturities, prepayments and calls	29,300	35,127	1,910
Activity in securities held-to-maturity:
Purchases	(14,537)	(19,954)	—
Maturities, prepayments and calls	8,045	245	—
Redemptions of Federal Home Loan Bank stock	325	—	—
Loan originations and principal collections, net	(315)	3,864	19,638
Purchased loans	(43,356)	(33,875)	(35,716)
Recovery of loans previously charged off	42	19	140
Investments in life insurance policies	—	(6,500)	—
Capital expenditures	(195)	(941)	(163)
Proceeds from sales of other real estate owned	—	758	—

Net cash used in investing activities	(43,104)	(61,256)	(33,352)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	16,981	5,218	12,684
Term certificates	(12,878)	16,588	11,691
Short-term borrowings	8,000	—	—
Activity in long-term debt:
Proceeds from advances	10,000	—	10,000
Payment of advances	(3,000)	(15,000)	(35,000)
Proceeds from common stock offering	—	—	66,124
Costs of common stock offering	—	—	(2,012)
Common stock purchased by ESOP	—	—	(5,713)
Common stock repurchased	(8,027)	(2,326)	—
Dividends paid	(181)	—	—

Net cash provided by financing activities	10,895	4,480	57,774

Net (decrease) increase in cash and cash equivalents	(25,488)	(52,134)	25,229
Cash and cash equivalents at beginning of year	61,729	113,863	88,634

Cash and cash equivalents at end of year	$36,241	$61,729	$113,863

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,298	$4,235	$6,340
Income taxes paid	1,640	1,523	2,351
Supplemental disclosures of non-cash financing and investing activities:
Transfers from loans to other real estate owned	—	164	795
Loans originated from sales of other real estate owned	—	171	—

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

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

        Also, in connection with the Conversion, the Company established and funded the Peoples Federal Savings Bank Charitable Foundation (the "Foundation") with 529,000 shares of the Company's common stock, which was equal to 8% of the shares issued in the stock offering. This contribution resulted in recognition of expense in the quarter ended September 30, 2010, based on the $10 per share offering price. The Foundation supports charitable causes and community development activities in the Bank's areas of operations. The net proceeds from the stock offering, net of offering costs of $2,012,000, amounted to $64,112,000. Additionally, in connection with the Conversion, the Peoples Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") was established.

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

NOTE 2—ACCOUNTING POLICIES

        The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Basis of Presentation

        The consolidated financial statements include the accounts of Peoples Federal Bancshares, Inc. and its wholly-owned subsidiaries, Peoples Federal Savings Bank and Peoples Funding Corporation, formed for the purpose of making a loan to the Bank's Employee Stock Ownership Plan. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Operating Segments

        Management evaluates the Company's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in, foreign countries, not does it derive revenues from any single customer that represents 10% or more of the Company's total revenues.

Reclassifications

        Certain amounts have been reclassified in the 2011 and 2010 consolidated financial statements to conform to the 2012 presentation.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest-bearing demand deposits with other banks, federal funds sold and Federal Home Loan Bank—overnight deposit.

        Cash and due from banks as of September 30, 2012 and 2011 includes $2,625,000 and $5,386,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

        As of September 30, 2012 and 2011, the Company has $2,408,000 and $9,708,000 on deposit with the Federal Home Loan Bank of Boston, representing approximately 2.2% and 8.4% of total stockholders' equity of the Company.

Fair Value Hierarchy

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

        Transfers between levels are recognized at the actual date of the event that caused the transfer, if applicable.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Securities

        Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed utilizing a method that approximates the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

        The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

        Interest and dividends on securities are included in net interest and dividend income.

        Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary ("OTTI"). OTTI is required to be recognized if (1) the Company intends to sell the security or (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the impairment is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

        Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

Federal Home Loan Bank of Boston stock, at cost

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of September 30, 2012, no impairment has been recognized.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

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

        Residential real estate loans are generally placed on non-accrual when reaching 90 days past due or in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on non-accrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans, which are 90 days or more past due are generally placed on non-accrual status, unless adequately secured and in the process of collection.

        When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of all contractual principal and interest is reasonably assured and the loan has performed for a period of time, generally six months.

        Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the recorded investment of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Concluded)

Allocated Component

        The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (observable market price or collateral value) of the impaired loan is lower than the recorded investment of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment evaluation, unless such loans are subject to a troubled debt restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

        The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). Such concessions typically include a reduction of an interest rate below market rate, taking into account the credit quality of the borrower, a significant reduction or deferral of payments and/or interest or an extension of the maturity date. All TDRs are initially classified as impaired.

Unallocated Component

        An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

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

Transfers of Financial Assets

        A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets when (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (3) the transferor does not maintain effective control over the transferred assets through either an agreement that both entitles and obligates the transferor to repurchase or redeem them before maturity or the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

        During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

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

Premises and Equipment

        Land is stated at cost. Buildings and building improvements, furniture and equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the asset.

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

Share-based Compensation Plan

        The Company accounts for the 2011 Equity Incentive Plan under ASC 718-10 "Compensation—Stock Compensation—Overall." Compensation cost relating to share-based payment transactions is based on the grant-date fair value of the equity instrument issued. Share-based compensation is recognized over the period the employee is required to provide services for the award. Reductions in compensation expense associated with forfeited options are estimated at the date of grant and this estimated forfeiture rate is adjusted, as necessary, based on actual forfeiture experience. The Company uses the Black-Scholes option-pricing method to determine the fair value of stock options granted.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan

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

Earnings Per Share

        The Company defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing Earnings Per Share ("EPS") using the two-class method.

        The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings per common share is calculated by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the period.

        Basic EPS excludes dilution and is computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Earnings Per Share (Concluded)

        The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$1,657	$3,071	N/A
Less: Dividends and undistributed earnings allocated to participating securities	(34)	—	N/A

Net income allocated to common stock	$1,623	$3,071	N/A

Average number of common shares issued	7,141,500	7,141,500	N/A
Less: Average treasury shares	(295,353)	(17,280)	N/A
Less: Average unallocated ESOP shares	(510,539)	(544,436)	N/A
Less: Average unvested restricted stock awards	(160,566)	—	N/A

Average number of common shares outstanding used to calculate basic earnings per common share	6,175,042	6,579,784	N/A
Add: Dilutive effect of unvested restricted stock awards	8,676	—	N/A

Average number of common shares outstanding used to calculate diluted earnings per common share	6,183,718	6,579,784	N/A

Earnings per common share (basic and diluted)	$0.26	$0.47	N/A

        At September 30, 2012, stock options to purchase 584,480 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There is no dilutive computation at September 30, 2011 as stock options and restricted stock awards were not granted until February 21, 2012. Because the formation of the Company was completed on July 6, 2010, earnings per share data is not applicable for the year ended September 30, 2010.

Recent Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU") 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

        This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards." The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have an impact on the Company's results of operations or financial position and the required disclosures are reflected in the Company's accompanying notes to the financial statements.

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

        In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05," which defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. This ASU will allow the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements of ASU 2011-05 are not affected by this ASU.

        The amendments in both ASU 2011-05 and 2011-12 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The required disclosures to the Company's financial statements have been reflected in the accompanying financial statements and footnotes.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other," an update to ASC 350, "Intangibles—Goodwill and Other." ASU 2011-08 simplifies how entities test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Concluded)

Recent Accounting Pronouncements (Concluded)

        In September 2011, the FASB issued ASU 2011-09, "Disclosures About an Employer's Participation in a Multiemployer Plan," which amends ASC 715-80, "Compensation—Retirement Benefits—Multiemployer Plans," and requires additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer's participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. The amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The adoption of this ASU resulted in additional disclosures in the footnotes to the Company's consolidated financial statements for the year ended September 30, 2012.

        In December 2011, the FASB issued ASU 2011-10, "Derecognition of in Substance Real Estate," an update to Topic 360, "Property, Plant and Equipment." The objective of the amendments in this ASU is to resolve the diversity in practice about whether the guidance in Subtopic 360-20, "Property, Plant, and Equipment—Real Estate Sales", applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, "Consolidation—Overall") in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. This ASU does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. Under the amendments of this ASU, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.

        That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this ASU are effective for fiscal years and interim periods beginning on or after June 15, 2012 and should be applied on a prospective basis to deconsolidating events occurring after the effective date. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," an update to Topic 210, "Balance Sheet." The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this ASU are effective for annual and interim periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparable periods presented. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SECURITIES

        Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of investment securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$17,000	$57	$—	$17,057
Mortgage-backed securities	4,464	132	—	4,596

Total securities available-for-sale	$21,464	$189	$—	$21,653

Securities Held-to-Maturity
Mortgage-backed securities	$25,921	$825	$—	$26,746

Total securities held-to-maturity	$25,921	$825	$—	$26,746

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$27,999	$69	$13	$28,055
Mortgage-backed securities	359	38	—	397

Total securities available-for-sale	$28,358	$107	$13	$28,452

Securities Held-to-Maturity
Mortgage-backed securities	$19,713	$240	$28	$19,925

Total securities held-to-maturity	$19,713	$240	$28	$19,925

        As of September 30, 2012 and 2011, all mortgage-backed securities held by the Company were issued by the FHLMC, GNMA or FNMA.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SECURITIES (Continued)

        The scheduled maturities of debt securities were as follows as of September 30, 2012. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in 1 year or less	$2,000	$2,011	$—	$—
Due after 1 year through 5 years	15,000	15,046	—	—

	17,000	17,057	—	—
Mortgage-backed securities	4,464	4,596	25,921	26,746

	$21,464	$21,653	$25,921	$26,746

        There were no sales of securities available for sale for the year ended September 30, 2012 and 2011. For the year ended September 30, 2010, proceeds from sales of securities available-for-sale amounted to $4,839,000. Gross realized gains on those sales amounted to $210,000 with no realized losses. The tax expense applicable to these net realized gains for the year ended September 30, 2010 amounted to $86,000.

        There were no securities of issuers with an amortized cost basis or fair value, which exceeded 10% of stockholders' equity as of September 30, 2012 and 2011.

        As of September 30, 2012 and 2011, securities with carrying amounts totaling $35,393,000 and $48,165,000, respectively, were pledged to secure FHLB borrowings.

        At September 30, 2012, there were no debt securities with unrealized losses.

        The aggregate fair value and unrealized losses of securities that have been in a continuous loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$13	$7,986	$—	$—

	$13	$7,986	$—	$—

Securities Held-to-Maturity
Mortgage-backed	$28	$9,056	$—	$—

	$28	$9,056	$—	$—

        At September 30, 2011, eight debt securities had unrealized losses for less than twelve months with aggregate depreciation of 0.24% from the amortized cost of these securities.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SECURITIES (Concluded)

        At September 30, 2011, the unrealized losses on the Company's debt securities and mortgage-backed securities were attributable to changes in market interest rates. These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings. The Company did not anticipate selling any of these securities and it was more likely than not that the Company would not be required to sell the securities before recovery of their amortized cost basis or maturity. Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2011.

NOTE 4—LOANS

        The loan portfolio consists of the following:

	September 30,
	2012	2011
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$297,412	$253,872
Multi-family	66,651	61,881
Commercial real estate	64,431	71,668
Construction loans	11,174	14,297

Total mortgage loans	439,668	401,718
Consumer loans	6,867	4,583
Commercial loans	7,823	4,448

Total loans	454,358	410,749
Deferred loan origination costs, net	567	45
Allowance for loan losses	(3,891)	(3,371)

Loans, net	$451,034	$407,423

        Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the years ended September 30, 2012 and 2011.

        Information pertaining to the activity of loans to directors and executive officers is as follows:

	September 30,
	2012	2011
	(In thousands)
Balance at beginning of year	$2,820	$2,500
Principal additions	215	441
Principal payments	(224)	(121)

Balance at end of year	$2,811	$2,820

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

        The following tables set forth information regarding the allowance for loan losses and principal of loans by portfolio segment:

	Year Ended September 30, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	297	158	98	(158)	67	72	6	540
Recoveries of loans previously charged-off	—	—	—	—	38	4	—	42

	1,847	759	768	134	196	116	133	3,953
Loans charged off	—	—	—	—	(39)	(23)	—	(62)

Balance at end of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,847	759	768	134	157	93	133	3,891

	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Loans ending balances:
Individually evaluated for impairment	$—	$1,968	$1,868	$—	$—	$13		$3,849
Collectively evaluated for impairment	297,412	64,683	62,563	11,174	6,867	7,810		450,509

	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823		$454,358

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

	Years Ended September 30,
	2011								2010
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total	Amount
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,481	$502	$684	$340	$42	$40	$114	$3,203	$3,204
Provision (benefit) for loan losses	215	99	29	(48)	85	12	13	405	300
Recoveries of loans previously charged-off	—	—	3	—	15	1	—	19	140

	1,696	601	716	292	142	53	127	3,627	3,644
Loans charged off	(146)	—	(46)	—	(51)	(13)	—	(256)	(441)

Balance at end of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371	$3,203

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,550	601	670	292	91	40	127	3,371	3,203

	$1,550	$601	$670	$292	$91	$40	$127	$3,371	$3,203

Loans ending balances:
Individually evaluated for impairment	$—	$—	$2,590	$1,866	$—	$—		$4,456	$4,022
Collectively evaluated for impairment	253,872	61,881	69,078	12,431	4,583	4,448		406,293	376,965

	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448		$410,749	$380,987

        The following tables set forth information regarding non-accrual loans and past-due loans:

	Age Analysis of Past Due Loans
	September 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Total Non-Accrual Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$1,311	$526	$1,536	$3,373	$294,039	$297,412	$1,536
Multi-family	—	—	—	—	66,651	66,651	—
Commercial real estate	718	—	1,868	2,586	61,845	64,431	1,868
Construction loans	—	—	—	—	11,174	11,174	—

Total mortgage loans	2,029	526	3,404	5,959	433,709	439,668	3,404
Consumer loans	52	2	—	54	6,813	6,867	—
Commercial loans	1	—	13	14	7,809	7,823	13

Total	$2,082	$528	$3,417	$6,027	$448,331	$454,358	$3,417

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

	Age Analysis of Past Due Loans
	September 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Total Non-Accrual Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$1,140	$2,541	$3,681	$250,191	$253,872	$2,541
Multi-family	—	186	—	186	61,695	61,881	—
Commercial real estate	134	1,919	671	2,724	68,944	71,668	671
Construction loans	—	—	—	—	14,297	14,297	—

Total mortgage loans	134	3,245	3,212	6,591	395,127	401,718	3,212
Consumer loans	16	—	38	54	4,529	4,583	38
Commercial loans	—	—	—	—	4,448	4,448	—

Total	$150	$3,245	$3,250	$6,645	$404,104	$410,749	$3,250

        There were no loans 90 days or more past due and still accruing at September 30, 2012 and 2011.

        Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	Years Ended September 30,
	2012			2011
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	1,968	1,968	—	—	—	—
Commercial real estate	1,868	1,868	—	2,590	2,590	—
Construction loans	—	—	—	1,866	1,866	—
Consumer loans	—	—	—	—	—	—
Commercial loans	13	13	—	—	—	—

	$3,849	$3,849	$—	$4,456	$4,456	$—

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

	Years Ended September 30,
	2012			2011
		Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$875	$45	$—
Multi-family	1,977	92	—	—	—	—
Commercial real estate	2,090	59	57	2,734	120	1
Construction loans	—	—	—	1,493	90	—
Consumer loans	—	—	—	—	—	—
Commercial loans	1	—	—	—	—	—

	$4,068	$151	$57	$5,102	$255	$1

Year Ended September 30, 2010
(In thousands)
Average recorded investment in impaired loans during the year ended September 30	$4,990

Related amount of interest income recognized during the time, in the year ended September 30, that the loans were impaired:
Total recognized	$564

Amount recognized using the cash-basis method of acounting	$423

        At September 30, 2012 and 2011, and during the years then ended, there were no impaired loans with a valuation allowance. No additional funds were committed to be advanced to borrowers with impaired loans, as of September 30, 2012.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

        The following table sets forth information pertaining to troubled debt restructurings entered into during the period indicated:

	Year Ended September 30, 2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited) (Dollars in thousands)
Troubled Debt Restructuring:
Multi-family	1	$1,816	$1,802

	1	$1,816	$1,802

        During the year ended September 30, 2012, the Company extended and reclassified an accruing TDR construction loan, in the amount of $1,816,000, to an accruing multi-family residential TDR mortgage loan, due to the completion of construction. At September 30, 2012, this loan was accruing and performing in accordance with its modified terms and conditions. There were no TDR agreements entered into during the year ended September 30, 2012, that subsequently defaulted. There were no TDR agreements entered into during the year ended September 30, 2011.

        At September 30, 2012, TDRs amounted to $3,670,000 and consisted of one loan with a balance of $1,802,000, as described above, and one commercial real estate loan with a balance of $1,868,000 that was modified prior to September 30, 2011. In this case, the loan modification was due to an extension of maturity for a borrower experiencing financial difficulty. At September 30, 2012, this loan was not performing in accordance with the TDR agreement and was placed on non-accrual.

        At September 30, 2012 and 2011, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance. There were no commitments to lend additional funds to borrowers with restructured loans at September 30, 2012.

Credit Quality Indicators

        The Company utilizes an eight grade internal loan risk rating system for loans as follows:

        Loans rated 1 - 4: Loans in these categories are considered "pass" loans with low to average risk.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

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

        On an annual basis, or more often if needed, the Company formally reviews the loan risk rating on all multi-family, commercial real estate, construction and commercial loans. At least annually, the Company engages an independent third-party to review a significant portion of loans within these loan segments. Management uses the results of the independent review as part of its annual review process. For all residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower's ability to service the debt and subsequently monitors these loans based upon the borrower's payment activity.

        The following tables present the Company's loans by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2012
	One-to Four- family	Multi- Family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$294,917	$61,943	$53,609	$9,646	$6,867	$7,210	$434,192
Special Mention	—	1,969	6,449	1,528	—	600	10,546
Substandard	2,495	2,739	4,373	—	—	13	9,620
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823	$454,358

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2011
	One-to Four- family	Multi- Family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$250,344	$57,258	$67,008	$11,002	$4,583	$3,949	$394,144
Special Mention	741	—	—	3,295	—	—	4,036
Substandard	2,787	4,623	4,660	—	—	499	12,569
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448	$410,749

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. As of September 30, 2012 and 2011, the Company serviced loans for others with unpaid principal balances of $42,532,000 and $50,716,000, respectively.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Concluded)

        The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowances:

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Mortgage servicing rights:
Balance, beginning of period	$182	$189	$142
Capitalized	47	78	122
Amortization	(96)	(85)	(75)

Balance, end of period	133	182	189

Valuation allowance:
Balance, beginning of period	$23	$31	$6
Additions	30	22	29
Reductions	(33)	(30)	(4)

Balance, end of period	20	23	31

Mortgage servicing rights, net	$113	$159	$158

Fair value of mortgage servicing rights	$178	$260	$254

NOTE 5—PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	September 30,
			Estimated Useful Life
	2012	2011
	(In thousands)
Land	$566	$566	N/A
Building and building improvements	6,026	5,952	3 - 42 years
Furniture and equipment	2,764	2,669	1 - 10 years
Leasehold improvements	965	957	5 - 10 years
Construction in progress	18	—	N/A

	10,339	10,144
Accumulated depreciation and amortization	(6,762)	(6,326)

	$3,577	$3,818

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEPOSITS

        The aggregate amount of term certificates in denominations of $100,000 or more as of September 30, 2012 and 2011 was $58,490,000 and $66,270,000, respectively. Generally, deposits in excess of $250,000 are not federally insured.

        Maturities of term certificates for each of the fiscal years ending after September 30 are as follows:

	September 30,
	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$91,976	0.94%	$94,166	1.16%
Over 1 year to 2 years	22,836	1.39	33,336	1.59
Over 2 years to 3 years	7,522	1.66	7,967	2.29
Over 3 years to 4 years	1,371	1.45	5,156	2.01
Over 4 years to 5 years	4,042	1.90	—	—

	$127,747	1.10%	$140,625	1.36%

        Deposits from related parties held by the Company as of September 30, 2012 and 2011 amounted to $5,335,000 and $4,963,000, respectively.

NOTE 7—SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

        FHLB advances with original maturities of one year or less amounted to $8,000,000 at September 30, 2012 with a weighted average interest rate of 0.34%. There were no short-term FHLB advances at September 30, 2011.

        The Company also has an available line of credit of $296,000 with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. At September 30, 2012 and 2011, there were no outstanding borrowings under this line of credit.

Bankers Bank Northeast

        The Company has an available line of credit of $2,000,000 with Bankers Bank Northeast at an interest rate that adjusts daily. At September 30, 2012 and 2011, there were no outstanding borrowings under this line of credit.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM DEBT

        Long-term debt at September 30, 2012 and 2011 consists of the following fixed-rate FHLB advances with original maturities greater than one year:

	September 30,
	2012			2011
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
	(Dollars in thousands)
Advances maturing:
2012	$—		—%	$3,000		3.06%
2013	3,000	(a)	3.16	3,000	(a)	3.16
2014	12,000		2.77	12,000		2.77
2016	4,000		1.04	—		—
2017	3,000		1.96	—		—
Thereafter	3,000		1.93	—		—

Total FHLB Advances	$25,000		2.34%	$18,000		2.88%

(a)
Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49%.

        Borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 95% of the market value of U.S. Government, government sponsored enterprises and mortgage-backed securities obligations, except for FHLMC and FNMA issued mortgage-backed securities which are at 90% of market value.

NOTE 9—LEASE COMMITMENTS

        The Company is obligated under non-cancelable operating lease commitments for bank premises expiring in February 2016 and June 2021. The leases are reported under the straight-line method under the terms of the agreement. The leases contain renewal options. The cost of such renewals is not included below. Lease expense, excluding applicable real estate taxes and operating cost charges, was $146,000, $89,000 and $60,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

        The required future minimum rental payments under the terms of the lease agreements are as follows at September 30, 2012:

Years Ending September 30,	Amount
(In thousands)
2013	$145
2014	145
2015	145
2016	104
2017	75
Thereafter	291

$905

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES

        The components of provision (benefit) for income tax are as follows:

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Current:
Federal	$1,460	$1,459	$1,324
State	475	483	457

Total current provision	1,935	1,942	1,781

Deferred:
Federal	(315)	(66)	(1,630)
State	(91)	(19)	(550)
Change in valuation allowance	991	—	—

Total deferred provision (benefit)	585	(85)	(2,180)

Total provision (benefit) for income tax	$2,520	$1,857	$(399)

        The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended September 30,
	2012	2011	2010
Federal income tax at statutory rate	34.0%	34.0%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax	6.1	6.2	(10.8)
Cash surrender value of bank owned life insurance	(5.3)	(3.7)	(25.4)
Change in valuation allowance	23.7	—	—
Other, net	1.8	1.2	(0.6)

Effective tax rate	60.3%	37.7%	(70.8)%

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

        The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

	2012	2011
	(In thousands)
Deferred tax assets:
Accumulated depreciation	$421	$383
Allowance for loan losses	1,554	1,346
Contribution to Peoples Federal Savings Bank Charitable Foundation	1,702	1,897
ESOP	111	81
Restricted stock awards	232	—
Stock options	38	—
Director and executive retirement agreements and deferred compensation plans	2,247	1,975
Other	186	176

Gross deferred tax assets	6,491	5,858
Valuation allowance	(991)	—

Gross deferred tax assets, net of valuation allowance	5,500	5,858

Deferred tax liabilities:
Mortgage servicing rights	(45)	(63)
Deferred loan costs, net	(226)	(18)
Net unrealized holding gain on securities available-for-sale	(76)	(38)
Net unrealized holding gain on trading securities	(37)	—

Gross deferred tax liabilities	(384)	(119)

Net deferred tax asset	$5,116	$5,739

        In connection with its initial public offering, the Company donated common stock in the amount of $5.3 million to the Peoples Federal Savings Bank Charitable Foundation, Inc. (the "Foundation"), which resulted in a tax benefit of $2.2 million. As of September 30, 2012 a valuation reserve of $991,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation.

        The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in market conditions.

        The charitable contribution carryforward of $4.3 million at September 20, 2012 expires in 2015 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $711,000.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Concluded)

        It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2012 and 2011, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2009 through September 30, 2012.

NOTE 11—OFF-BALANCE SHEET ACTIVITIES

Credit Related Financial Instruments

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

        Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	September 30,
	2012	2011
	(In thousands)
Commitments to originate loans	$6,475	$4,654
Unadvanced portions of loans:
Construction loans	2,828	3,893
Commercial real estate lines of credit	16,408	4,899
Home equity lines of credit	5,373	17,248
Consumer loans	632	601
Commercial loans	4,242	4,640

	$35,958	$35,935

        There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—OFF-BALANCE SHEET ACTIVITIES (Concluded)

Employment Agreements

        The Company and the Bank have each entered into employment agreements with three executive officers and the Company has entered into an additional employment agreement ("Agreements") with another executive officer. The Agreements with the executive officers each provide for three-year terms, subject to, annual renewal by the Board of Directors for an additional year beyond the then-current expiration date, and with respect to the Agreements with the Company, subject to daily renewals, with annual review by the Board of Directors. The Agreements also provide for participation in incentive compensation programs and other employee benefits.

        Upon termination of an executive's employment for cause, as defined in each of the Agreements, the executive will receive no further compensation or benefits under the agreement. If the executive terminates without cause or if the executive terminates voluntarily under specified circumstances that constitute good reason (as defined in the Agreements), the executive will be entitled to the base salary and incentive compensation and the value of all employee benefits that would have been provided for the remaining term of the Agreements had the executive's employment not terminated. Such amounts would be paid in a lump sum payment.

        Under the terms of the Agreements, upon the occurrence of a change in control, as defined in the Agreements, followed by executive termination of employment, the Company shall pay the executive, as severance pay or liquidated damages, or both, the greater of (1) the executive's base salary and incentive compensation that would have been paid to executive for the remaining term of the Agreement plus the value of all employee benefits that would have been provided to executive for the remaining term of the Agreement, or (2) three times the executive's average annual compensation over the five most recently completed calendar years ending with the year immediately preceding the effective date of the change in control, payable in a lump sum, plus certain continued benefits for three years or payment equal to the cost of providing such benefits.

NOTE 12—FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

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

        A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value for September 30, 2012 and 2011.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Fair Value Hierarchy (Concluded)

        The Company's cash instruments and trading securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

        The Company's investment in securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument's terms and conditions.

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

        Cash and cash equivalents:    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value, as they do not present unanticipated valuation risk.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments (Concluded)

        Accrued interest receivable:    The carrying amounts approximates fair value.

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

        Short-term borrowings:    The carrying amount of short-term borrowings approximates fair value because they mature within 1 year or less and do not present unanticipated valuation risk.

        Long-term borrowings:    The fair value of these borrowings are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank of Boston advances.

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

Assets Measured at Fair Value on a Recurring Basis

        The following summarizes assets measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$976	$—	$—	$976
Securities available-for-sale:
Debt securities issed by U.S. Government corporations and agencies	—	17,057	—	17,057
Mortgage-backed securities	—	4,596	—	4,596

Total assets	$976	$21,653	$—	$22,629

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$807	$—	$—	$807
Securities available-for-sale:
Debt securities issed by U.S. Government corporations and agencies	—	28,055	—	28,055
Mortgage-backed securities	—	397	—	397

Total assets	$807	$28,452	$—	$29,259

        There were no transfers between Level 1 and Level 2 assets for the years ended September 30, 2012 and 2011.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

        Under certain circumstances, the Company makes adjustments to fair value of its assets and liabilities, although they are not measured at fair value on an ongoing basis. There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2012 and 2011, for which a nonrecurring change in fair value has been recorded.

        The following table summarizes the losses, which represent the amount of write down recorded, on assets during the year ended September 30, 2011:

Year Ended September 30, 2011
Losses
(In thousands)
Assets
Other real estate owned	$30

$30

        There were no transfers in and out of Level 1 and 2 during the years ended September 30, 2012 and 2011.

Summary of Fair Values of Financial Instruments

        The estimated stated carrying amount and estimated fair value of the Company's financial instruments are as follows:

	September 30, 2012
		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,241	$36,241	$—	$—	$36,241
Trading securities	976	976	—	—	976
Securities available-for-sale	21,653	—	21,653	—	21,653
Securities held-to-maturity	25,921	—	26,746	—	26,746
Federal Home Loan Bank stock	4,014	—	—	4,014	4,014
Loans, net	451,034	—	—	459,533	459,533
Accrued interest receivable	1,589	—	—	1,589	1,589
Financial liabilities:
Deposits	416,748	—	—	417,254	417,254
Short-term borrowings	8,000	—	—	8,000	8,000
Long-term debt	25,000	—	—	25,693	25,693

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS (Concluded)

Summary of Fair Values of Financial Instruments (Concluded)

	September 30, 2011
		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$61,729	$61,729	$—	$—	$61,729
Trading securities	807	807	—	—	807
Securities available-for-sale	28,452	—	28,452	—	28,452
Securities held-to-maturity	19,713	—	19,925	—	19,925
Federal Home Loan Bank stock	4,339	—	—	4,339	4,339
Loans, net	407,423	—	—	419,351	419,351
Accrued interest receivable	1,527	—	—	1,527	1,527
Financial liabilities:
Deposits	412,645	—	—	413,886	413,886
Long-term debt	18,000	—	—	18,690	18,690

        The carrying amounts of financial instruments shown in the previous table are included in the consolidated balance sheets under the indicated captions, except for trading securities, which are included in other assets.

NOTE 13—SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

        Most of the Company's business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 14—REGULATORY MATTERS

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—REGULATORY MATTERS (Continued)

        At September 30, 2012, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 leverage capital (as defined) to adjusted total assets (as defined). At September 30, 2011, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Core capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to adjusted tangible assets (as defined). Management believes, as of September 30, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

        As of September 30, 2012 and 2011, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Leverage and Core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual capital amounts and ratios are also presented in the table.

	Actual(1)		For Capital Adequacy Purposes(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2012:
Total Capital (to Risk Weighted Assets)	$87,782	24.12%	$29,110	8.0%	$36,388	10.0%
Tier 1 Capital (to Risk Weighted Assets)	83,891	23.05	14,555	4.0	21,833	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	83,891	14.71	17,104	3.0	28,507	5.0
September 30, 2011:
Total Capital (to Risk Weighted Assets)	$84,231	23.81%	$28,313	8.0%	$35,391	10.0%
Tier 1 Capital (to Risk Weighted Assets)	80,860	22.86	14,155	4.0	21,232	6.0
Core Capital (to Adjusted Total Assets)	80,860	14.61	16,615	3.0	27,692	5.0
Tangible Capital (to Adjusted Tangible Assets)	80,860	14.61	8,308	1.5	N/A	N/A

(1)
On July 21, 2011, the OCC assumed responsibility from the Office of Thrift Supervision ("OTS"), the Bank's former regulator, for the ongoing examination, supervision and regulation of federal savings associations and rulemaking for all savings associations, state and federal. Accordingly, as of March 31, 2012, the Bank began reporting its regulatory capital requirements under OCC regulatory guidelines.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—REGULATORY MATTERS (Concluded)

        The Bank's capital under generally accepted accounting principles is reconciled as follows:

	September 30,
	2012	2011
	(In thousands)
Total stockholders' equity per Bank	$84,015	$80,932
Adjustments to Tier 1 capital:
Unrealized gains on available-for-sale securities, net of tax	(113)	(56)
Mortgage servicing asset disallowed	(11)	(16)

Total Tier 1 capital	83,891	80,860

Adjustments to total risk-based capital:
Allowance for loan losses	3,891	3,371

Total risk-based capital per regulatory reporting	$87,782	$84,231

NOTE 15—RESTRICTIONS ON DIVIDENDS

        Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid in any calendar year, cannot exceed the Bank's net income for the current year, plus the Bank's net income retained for the previous two years, without regulatory approval.

        At September 30, 2012, the Bank's retained earnings available for the payment of dividends was $6,300,000. Accordingly, $77,715,000 of the Company's equity in the net assets of the Bank was restricted at September 30, 2012.

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE 16—EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

        The Company provides pension benefits for its employees through participation in the Pentegra Defined Benefit Plan for Financial Institutions (the "Plan"), a tax-qualified defined benefit plan. The Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Plan. The Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Plan covers all salaried employees who are at least twenty-one years of age with at least one year of employment with the Company. The Plan is funded by contributions based on actuarial calculations. As is the case with multi-employer plans, separate actuarial valuations are not made with respect to each employer. No employees hired on or after July 1, 2010 are eligible to participate in the Plan.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Defined Benefit Plan (Concluded)

        The funded status (market value of plan assets divided by the funding target) was 101.72% and 80.00%, respectively, as of July 1, 2012 and 2011.

        Total contributions made to the Plan by participating institutions, as reported on Form 5500, were $299,729,000 and $203,582,000, respectively, for the Plan years ended June 30, 2011 and 2010. Although the Form 5500 has not been filed for the Plan year ended June 30, 2012, the actuary and management feel the Company's contributions to the Plan will not be more than 5% of the total contributions made to the Plan by participating institutions.

        The Company made the following contributions to the Plan for the years ended September 30, 2012, 2011 and 2010:

Years Ended September 30,
2012		2011		2010
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(Dollars in thousands)
10/18/11	$190	12/31/10	$788	11/02/09	$107
12/20/11	859	09/27/11	65	12/23/09	488

	$1,049		$853		$595

Defined Contribution Plan

        Until May 1, 2010, the Bank participated in the Pentegra Defined Contribution Plan for Financial Institutions. In connection with the Conversion, effective May 1, 2010, plan assets attributable to Bank employees were transferred from the Pentegra multi-employer plan to the Peoples Federal Savings Bank 401(k) plan, a single employer plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a 12 month period beginning with such employee's date of employment, or anniversary thereof, becomes eligible to be a participant in the plan. Under this plan, participants can elect to invest their account balances in Company stock. The plan permits an employee to contribute a percentage of his or her wages to the plan on a tax-deferred basis subject to federal limitations. The Company matches the employee's contribution at an amount equal to 50% of the contribution for the first 6% of the employee's compensation.

        The Company's cost under the 401(k) plan was $94,000, $85,000 and $84,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Deferred Compensation Plan (Concluded)

        The Company has an investment in a Rabbi Trust in connection with the nonqualified deferred compensation plan. The assets in the Rabbi Trust have been included in the Company's consolidated balance sheets in other assets as of September 30, 2012 and 2011 and are available to the general creditors of the Company in the event of the Company's insolvency. The assets of the Rabbi Trust are mutual funds classified as trading securities, and totaled $976,000 and $807,000 as of September 30, 2012 and 2011, respectively. The Company contributed $71,000, $33,000 and $44,000 to the Rabbi Trust for the years ended September 30, 2012, 2011 and 2010, respectively.

Retirement and Salary Continuation Agreements

        The Company entered into Director Retirement Agreements and Salary Continuation Agreements with certain directors and senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. The total liability for the Director Retirement Agreements and the Salary Continuation Agreements included in other liabilities was $4,014,000 and $3,470,000 at September 30, 2012 and September 30, 2011, respectively, and expenses under these agreements were $544,000, $461,000 and $531,000 for the years ended September 30, 2012, 2011 and 2010, respectively. There were no benefit payments made to beneficiaries under these agreements during fiscal 2012, 2011 and 2010.

        The Company has a supplemental retirement plan with a former executive whereby the amounts paid under this plan commenced upon the executive's retirement and continue for his lifetime. The Company has purchased life insurance contracts in connection with this agreement.

        The charge to employee benefits expense in connection with this plan amounted to $35,000, $37,000 and $55,000 for the years ended September 30, 2012, 2011 and 2010, respectively. The liability for this supplemental retirement plan was $638,000 and $667,000 at September 30, 2012 and 2011, respectively. Benefit payments made to the former executive amounted to $64,000 for each of the years ended September 30, 2012 and 2011.

Supplemental Retirement Agreements

        The Company provides postretirement medical benefits for executives, one retired, effective December 31, 2009 under separate individual agreements. The obligation included in other liabilities was $200,000 and $173,000 at September 30, 2012 and 2011, respectively. The related expense for the years ending September 30, 2012, 2011 and 2010 amounted to $27,000, $28,000 and $60,000, respectively.

Endorsement Split-Dollar Life Insurance Plans

        The Bank is the sole owner of endorsement split-dollar life insurance plans for the benefit of certain bank executives. Effective March 1, 2011, the plans were amended to increase the amount of the death proceeds payable under the plans. The split-dollar plans divide the death proceeds payable under certain life insurance policies owned by the Bank that insure the lives of the participating executives between the Bank and the designated beneficiary of each insured participating executive. The death benefit is payable to the beneficiaries provided that such benefit cannot exceed the net death proceeds under the applicable policy (i.e., the total death proceeds reduced by the greater of (i) the cash surrender value or (ii) the aggregate premiums paid by the Bank). A participant's rights under the split dollar plan will automatically cease upon the participant's termination for cause. In the event the Bank decides to maintain the policy after the participant's termination of participation in the plan, the Bank will be the direct beneficiary of the entire death proceeds of the policy.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Endorsement Split-Dollar Life Insurance Plans (Concluded)

        The Bank's future postretirement benefit obligation for the arrangements included in other liabilities was $361,000 and $335,000 at September 30, 2012 and 2011, respectively. The expense (benefit) under this arrangement was $26,000, $93,000 and ($44,000) for the years ending September 30, 2012, 2011 and 2010, respectively.

Employee Stock Ownership Plan

        The Company established an ESOP to provide eligible employees the opportunity to own Company stock. As part of the Bank's mutual to stock conversion, the Company invested in a subsidiary, Peoples Funding Corporation ("PFC"). PFC used the proceeds from the investment to fund a loan to the Peoples Federal Savings Bank Employee Stock Ownership Plan Trust ("Trust") in the amount of $5,713,000, which was used to purchase 571,320 shares of the Company's common stock at a price of $10.00 per share. The loan bears an interest rate equal to the Wall Street Journal Prime Rate, adjusted annually, and provides for annual payments of interest and principal over the 20 year term of the loan. The interest rate is 3.25%.

        At September 30, 2012, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending September 30,	Amount
(In thousands)
2013	$217
2014	224
2015	232
2016	239
2017	247
Thereafter	4,048

$5,207

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Employee Stock Ownership Plan (Concluded)

        Shares held by the ESOP include the following:

	September 30,
	2012	2011
Allocated	57,132	28,566
Committed to be released	21,425	21,425
Unallocated	492,763	521,329

	571,320	571,320

        At September 30, 2012 and 2011, the fair value of unallocated ESOP shares was $8,885,000 and $6,964,000, respectively. As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

        Total compensation expense recognized in connection with the ESOP was $441,000, $381,000 and $225,000 for the years ending September 30, 2012 and 2011 and 2010, respectively.

Stock Option Plan

        Under the Company's 2011 Equity Incentive Plan (the "Stock Plan"), the Company may grant stock options to its directors and employees for up to 999,810 shares of its common stock. Both incentive stock options and non-qualified stock options may be granted under the Stock Plan. The exercise price of each stock option shall not be less than the fair market value of the Company's common stock on the date of the grant and the maximum term of each option is ten years (or five years with respect to incentive stock options granted to an employee who is a 10% stockholder).

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

        The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

February 21, 2012
Expected dividends	—%
Expected term	10 years
Expected volatility	13.01%
Risk-free interest rate	1.99%
Forfeiture rate	—%

        The dividend yield assumption is based upon the Company's history of dividend payouts. The expected term is based upon the contractual term of the stock option. The expected volatility is based upon historic volatility. The risk-free interest rate is based on the 10-year U.S. Treasury yield curve in effect at the time of the grant.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plan (Concluded)

        A summary of stock option activity under the Stock Plan as of September 30, 2012, and changes during the fiscal year then ended, is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
(In thousands)
Outstanding at beginning of period	—	$—
Granted	584,480	15.47
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	584,480	$15.47	9.6	$2,309

Exercisable at end of period	—	$—	—	$—

        The weighted average grant date fair value of the stock options granted during the period ended September 30, 2012 was $3.95.

        For the year ended September 30, 2012, the share-based compensation expense applicable to the stock options was $308,000 and the recognized tax benefit related to this expense was $123,000.

        As of September 30, 2012, the unrecognized share-based compensation expense related to the non-vested stock options was $2.0 million. This amount is expected to be recognized over a weighted-average period of 4.4 years.

Restricted Stock Awards and Restricted Stock Unit Awards

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Concluded)

Restricted Stock Awards and Restricted Stock Unit Awards (Concluded)

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

        The following table presents the status of non-vested restricted stock awards under the Stock Plan as of September 30, 2012, and changes during the fiscal year then ended:

	Number of Shares	Weighted Average Grant-date Fair Value
Non-vested restricted stock awards at beginning of period	—	$—
Restricted shares granted	281,700	15.47
Shares vested	—	—
Forfeited	—	—

Non-vested restricted stock awards at end of period	281,700	$15.47

        For the year ended September 30, 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $581,000 and the recognized tax benefit related to this expense was $232,000.

        As of September 30, 2012, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $3.8 million. This amount is expected to be recognized over a weighted-average period of 4.4 years.

Restricted Stock Unit Awards

        As of September 30, 2012, there were no restricted stock unit awards granted under the Stock Plan.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following financial information pertains to the Peoples Federal Bancshares, Inc., (Parent Company Only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	September 30,
	2012	2011
	(In thousands)
ASSETS
Cash on deposit with Peoples Federal Savings Bank	$21,485	$29,581
Investment in subsidiary, Peoples Federal Savings Bank	84,015	80,978
Investment in subsidiary, Peoples Funding Corporation	5,207	5,417
Deferred tax asset	645	353
Other assets	286	271

Total assets	$111,638	$116,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$1,100	$898
Stockholders' equity	110,538	115,702

Total liabilities and stockholders' equity	$111,638	$116,600

Condensed Statements of Operations

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Non-interest expense:
Salaries and employee benefits	$1,518	$627	$637
Other operating expense	347	193	23

Total non-interest expense	1,865	820	660

Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,865)	(820)	(660)
Income tax benefit	(657)	(263)	(296)

Loss before undistributed earnings of subsidiaries	(1,208)	(557)	(364)
Equity in undistributed earnings of subsidiary, Peoples Federal Savings Bank	2,694	3,451	155
Equity in undistributed earnings of subsidiary, Peoples Funding Corporation	171	177	45

Net income (loss)	$1,657	$3,071	$(164)

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

Condensed Statements of Cash Flows

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,657	$3,071	$(164)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Equity in undistributed earnings of subsidiary, Peoples Federal
Savings Bank	(2,694)	(3,451)	(155)
Equity in undistributed earnings of subsidiary, Peoples
Funding Corporation	(171)	(177)	(45)
Deferred income tax benefit	(292)	(14)	(81)
Decrease (increase) in prepaid taxes	16	29	(44)
Increase (decrease) in accrued taxes	162	—	(51)
Increase in due from subsidiary, Peoples Federal Savings Bank	(32)	(184)	(34)
Decrease (increase) in other assets	1	(25)	8
Increase in other liabilities	40	48	91
Amortization of stock-based compensation and ESOP expense	1,044	106	—

Net cash used in operating activities	(269)	(597)	(475)

Cash flows from investing activities:
Investment in subsidiary, Peoples Federal Savings Bank	—	—	(26,710)
Investment in subsidiary, Peoples Funding Corporation	—	—	(5,713)
Return on investment in subsidiary, Peoples Funding
Corporation	381	473	45

Net cash provided by (used in) investing activities	381	473	(32,378)

Cash flows from financing activities:
Dividends paid	(181)	—	—
Common stock repurchased	(8,027)	(2,326)	—
Net proceeds from issuance of common stock	—	—	64,112

Net cash (used in) provided by financing activities	(8,208)	(2,326)	64,112

Net (decrease) increase in cash and cash equivalents	(8,096)	(2,450)	31,259
Cash and cash equivalents at beginning of period	29,581	32,031	772

Cash and cash equivalents at end of period	$21,485	$29,581	$32,031

        The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2012, 2011 and 2010, and therefore are not reprinted here.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

NOTE 18—QUARTERLY DATA (UNAUDITED)

	Years Ended September 30,
	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except share data)
Interest and dividend income	$5,067	$5,026	$5,071	$5,165	$5,132	$5,103	$5,160	$5,195
Interest expense	782	820	826	891	978	1,058	1,019	1,135

Net interest income	4,285	4,206	4,245	4,274	4,154	4,045	4,141	4,060
Provision for loan losses	165	125	125	125	65	120	160	60

Net interest income, after provision for loan losses	4,120	4,081	4,120	4,149	4,089	3,925	3,981	4,000
Total non-interest income	562	443	375	453	299	445	437	539
Total non-interest expense	3,675	3,592	3,580	3,279	3,360	3,166	3,161	3,100

Income before income taxes	1,007	932	915	1,323	1,028	1,204	1,257	1,439
Provision for income taxes	1,330	365	327	498	469	493	433	462

Net income (loss)	$(323)	$567	$588	$825	$559	$711	$824	$977

Weighted-average shares outstanding:
Basic	5,982,123	6,114,060	6,231,753	6,372,181	6,576,421	6,610,650	6,603,508	6,579,702
Diluted	5,892,123	6,144,309	6,236,209	6,372,181	6,576,421	6,610,650	6,603,508	6,579,702
Earnings (loss) per common share:
Basic	$(0.05)	$0.09	$0.09	$0.13	$0.09	$0.11	$0.12	$0.15
Diluted	$(0.05)	$0.09	$0.09	$0.13	$0.09	$0.11	$0.12	$0.15

NOTE 19—SUBSEQUENT EVENTS

Dividend Declared and Paid

        On October 17, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company's common stock. The dividend was paid to stockholders of record as of November 8, 2012 on November 16, 2012.

Special Dividend Declared

        On November 30, 2012, the Company announced that its Board of Directors declared a special cash dividend of $0.25 per share on the Company's common stock. The dividend is payable to stockholders of record as of December 12, 2012 and is expected to be paid on December 21, 2012.

Stock Repurchase Plan

        On October 31, 2012, the Company announced that its Board of Directors authorized an increase in the number of common shares that may be repurchased pursuant to the Company's stock repurchase plan that was previously announced on July 20, 2011. Under the expanded authorization, the Company is authorized to repurchase up to an additional 5% of its issued and outstanding common shares, or up to an additional 336,345 common shares.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company's President, its Chief Executive Officer, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2012. Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and other members of its senior management team, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012. Additionally, based upon management's assessment there were no material weaknesses in internal control over financial reporting as of September 30, 2012.

Changes in Internal Controls Over Financial Reporting.

        There have been no changes in the Company's internal control over financial reporting during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons" and "Board Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Proposal II-Ratification of Appointment of Auditor."

PART IV

ITEM 15.    EXHIBITS

Exhibit No.	Description
2	Plan of Conversion and Reorganization (incorporated by reference to Exhibit 2 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

3.1	Articles of Incorporation of Peoples Federal Bancshares, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

3.2	Bylaws of Peoples Federal Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 27, 2010.)

4	Form of Common Stock Certificate of Peoples Federal Bancshares, Inc. (incorporated by reference to Exhibit 4 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.1+	Amended and Restated Employment Agreements with Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.2+	Employment Agreement with Mr. Sullivan, Jr. dated September 21, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.3+	Amended and Restated Employment Agreements with Thomas J. Leetch, Jr. (incorporated by reference to Exhibit 10.2 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.4+	Employment Agreement with Mr. Leetch, Jr. dated September 21, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.5+	Amended and Restated Employment Agreements with James J. Gavin (incorporated by reference to Exhibit 10.3 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.6+	Employment Agreement with Mr. Gavin dated September 21, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.7+	Employment Agreement with Mr. Lake dated September 21, 2010 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on September 21, 2010.)

10.8+	Proposed Employment Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

Exhibit No.	Description
10.9+	Salary Continuation Agreement for Maurice H. Sullivan, Jr., as amended (incorporated by reference to Exhibit 10.5 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.10+	Second Amendment to Salary Continuation Agreement between the Bank and Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.11+	Salary Continuation Agreement for Thomas J. Leetch, Jr., as amended (incorporated by reference to Exhibit 10.6 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.12+	Second Amendment to Salary Continuation Agreement between the Bank and Thomas J. Leetch, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.13+	Salary Continuation Agreement for James J. Gavin, as amended (incorporated by reference to Exhibit 10.7 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.14+	Second Amendment to Salary Continuation Agreement between the Bank and James J. Gavin (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.15+	Salary Continuation Agreement for Christopher Lake, as amended*

10.16+	Second Amendment to Salary Continuation Agreement between the Bank and Christopher Lake (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.17+	Voluntary Deferred Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.8 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.18+	Proposed Amended and Restated Voluntary Deferred Compensation and Supplemental Employment Stock Ownership Plan for Executives (incorporated by reference to Exhibit 10.9 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.19+	Peoples Federal Bancshares, Inc. and Peoples Federal Savings Bank Amended and Restated Voluntary Deferred Compensation and Supplemental Employee Stock Ownership Plan for Executives (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.20+	Voluntary Deferred Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.10 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.21+	Director Retirement Agreement for Maurice H. Sullivan, Jr., as amended (incorporated by reference to Exhibit 10.11 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.22+	Second Amendment to Director Retirement Agreement between the Bank and Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

Exhibit No.	Description
10.23+	Director Retirement Agreement for Vincent Mannering, as amended (incorporated by reference to Exhibit 10.12 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.24+	Director Retirement Agreement for John Reen, as amended (incorporated by reference to Exhibit 10.13 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.25+	Director Retirement Agreement for Maurice H. Sullivan III, as amended (incorporated by reference to Exhibit 10.14 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.26+	Split Dollar Insurance Agreement, as amended (incorporated by reference to Exhibit 10.15 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.27+	Split Dollar Plan for Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.28+	Split Dollar Plan for Thomas J. Leetch (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.29+	Split Dollar Plan for James J. Gavin and Christopher Lake (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.30+	Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Stockholders of Peoples Federal Bancshares, Inc. (File No. 001-34801, filed by Peoples Federal Bancshares, Inc. under the Securities Exchange Act of 1934 on July 8, 2011.)

14	Code of Ethics***

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Extension Calculation Linkbase**

101.DEF	XBRL Extension Definition Linkbase**

101.LAB	XBRL Extension Labels Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

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

Signatures	Title	Date

/s/ MAURICE H. SULLIVAN, JR. Maurice H. Sullivan, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	December 13, 2012
/s/ CHRISTOPHER LAKE Christopher Lake	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2012
/s/ THOMAS J. LEETCH, JR. Thomas J. Leetch, Jr.	President and Director	December 13, 2012
/s/ LEE ANN COTÉ Lee Ann Coté	Director	December 13, 2012
/s/ D. RANDOLPH BERRY D. Randolph Berry	Director	December 13, 2012
/s/ MYRON FOX Myron Fox	Director	December 13, 2012
/s/ HUGH GALLAGHER Hugh Gallagher	Director	December 13, 2012

Signatures	Title	Date

/s/ WILLIAM GIUDICE William Giudice	Director	December 13, 2012
/s/ VINCENT MANNERING Vincent Mannering	Director	December 13, 2012
/s/ NORMAN POSNER Norman Posner	Director	December 13, 2012
/s/ JOHN F. REEN, JR. John F. Reen, Jr.	Director	December 13, 2012
/s/ FREDERICK TAW Frederick Taw	Director	December 13, 2012
/s/ MAURICE H. SULLIVAN, III Maurice H. Sullivan, III	Director	December 13, 2012