Form 10-Q
period 2012-12-31
Peoples Federal Bancshares, Inc.
filed 2013-02-08
CIK 1485964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of registrant’s common stock; $0.01 par value, at January 31, 2013: 6,607,704

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$6,442	$6,713
Interest-bearing demand deposits with other banks	43,858	27,378
Federal funds sold	41	48
Federal Home Loan Bank - overnight deposit	2,102	2,102
Total cash and cash equivalents	52,443	36,241
Securities available-for-sale	13,340	21,653
Securities held-to-maturity (fair values of $23,745 and $26,746)	23,178	25,921
Federal Home Loan Bank stock (at cost)	4,014	4,014
Loans	456,524	454,925
Allowance for loan losses	(4,007)	(3,891)
Loans, net	452,517	451,034
Premises and equipment, net	3,492	3,577
Cash surrender value of life insurance policies	19,526	19,364
Accrued interest receivable	1,367	1,589
Deferred income tax asset, net	5,131	5,116
Other assets	2,431	2,318
Total assets	$577,439	$570,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$52,032	$49,165
Interest-bearing	374,596	367,583
Total deposits	426,628	416,748
Short-term borrowings	6,000	8,000
Long-term debt	27,000	25,000
Accrued expenses and other liabilities	8,977	10,541
Total liabilities	468,605	460,289

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,659,604 and 6,726,904 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	66	67
Additional paid-in capital	62,934	63,909
Retained earnings	54,159	55,153
Accumulated other comprehensive income	90	113
Unearned restricted shares; 230,055 and 244,140 shares at December 31, 2012 and September 30, 2012, respectively	(3,559)	(3,777)
Unearned compensation - ESOP	(4,856)	(4,927)
Total stockholders’ equity	108,834	110,538
Total liabilities and stockholders’ equity	$577,439	$570,827

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,853	$4,867
Interest on debt securities:
Taxable	150	271
Other interest	18	24
Dividends on equity securities	5	3
Total interest and dividend income	5,026	5,165

Interest expense:
Interest on deposits	612	769
Interest on Federal Home Loan Bank advances	150	122
Total interest expense	762	891
Net interest and dividend income	4,264	4,274
Provision for loan losses	120	125
Net interest and dividend income, after provision for loan losses	4,144	4,149

Non-interest income:
Customer service fees	210	209
Loan servicing fees	8	13
Net gain on sales of mortgage loans	101	—
Increase in cash surrender value of life insurance	162	158
Other income	11	73
Total non-interest income	492	453

Non-interest expense:
Salaries and employee benefits	2,326	2,125
Occupancy expense	229	216
Equipment expense	106	112
Professional fees	117	103
Advertising expense	129	147
Data processing expense	208	196
Deposit insurance expense	69	60
Other expense	257	320
Total non-interest expense	3,441	3,279
Income before income taxes	1,195	1,323
Provision for income taxes	514	498
Net income	$681	$825

Weighted-average shares outstanding:
Basic	5,975,422	6,372,181
Diluted	6,031,289	6,372,181

Earnings per common share:
Basic	$0.11	$0.13
Diluted	$0.11	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Net income	$681	$825

Net unrealized (loss) gain on securities available-for-sale	(38)	20
Reclassification adjustment for net securities gains realized	—	—
Net unrealized (losses) gains	(38)	20
Income tax benefit (expense)	15	(8)
Other comprehensive (loss) income, net of tax	(23)	12
Total comprehensive income	$658	$837

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2012 and 2011

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	ESOP	Stock	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)
Balance at September 30, 2011	7,141,500	$71	$69,437	$53,677	$56	$—	$(5,213)	$(2,326)	$115,702
Net income	—	—	—	825	—	—	—	—	825
Other comprehensive income	—	—	—	—	12	—	—	—	12
Purchase of shares for stock repurchase plan (155,975 shares)	—	—	—	—	—	—	—	(2,092)	(2,092)
Common stock held by ESOP committed to be released (7,142 shares)	—	—	24	—	—	—	71	—	95
Balance at December 31, 2011	7,141,500	$71	$69,461	$54,502	$68	$—	$(5,142)	$(4,418)	$114,542

Balance at September 30, 2012	6,726,904	$67	$63,909	$55,153	$113	$(3,777)	$(4,927)	$—	$110,538
Net income	—	—	—	681	—	—	—	—	681
Other comprehensive loss	—	—	—	—	(23)	—	—	—	(23)
Purchase and retirement of shares for stock repurchase plan	(67,300)	(1)	(1,140)	—	—	—	—	—	(1,141)
Restricted stock awards earned (14,085 shares)	—	—	—	—	—	218	—	—	218
Stock options expense	—	—	115	—	—	—	—	—	115
Common stock released by ESOP (7,141 shares)	—	—	50	—	—	—	71	—	121
Dividends paid ($0.28 per share)	—	—	—	(1,675)	—	—	—	—	(1,675)
Balance at December 31, 2012	6,659,604	$66	$62,934	$54,159	$90	$(3,559)	$(4,856)	$—	$108,834

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$681	$825
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	97	12
Provision for loan losses	120	125
Change in net deferred loan fees	(30)	(57)
Depreciation and amortization	104	111
Decrease in accrued interest receivable	222	57
Income on cash surrender value of life insurance	(162)	(158)
Increase in other assets	(63)	(870)
(Decrease) increase in accrued expenses and other liabilities	(1,510)	1,364
(Increase) decrease in prepaid income taxes	(50)	418
Increase in income taxes payable	(54)	—
Stock based compensation expense	333	—
ESOP expense	121	95
Net cash (used in) provided by operating activities	(191)	1,922
Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	—	(11,336)
Maturities, prepayments and calls	8,268	6,013
Activity in securities held-to-maturity:
Purchases	—	(14,759)
Maturities, prepayments and calls	2,653	1,777
Loan originations and principal collections, net	2,132	5,909
Purchased loans	(3,708)	(7,246)
Recovery of loans previously charged off	3	2
Capital expenditures	(19)	(54)
Net cash provided by (used in) investing activities	9,329	(19,694)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Three Months Ended
	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	7,462	7,907
Term certificates	2,418	(11,646)
Short-term borrowings	(2,000)	—
Activity in long-term debt:
Proceeds from advances	4,000	3,000
Payment of advances	(2,000)	(1,000)
Common stock repurchased	(1,141)	(2,092)
Dividends paid	(1,675)	—
Net cash provided by (used in) financing activities	7,064	(3,831)
Net increase (decrease) in cash and cash equivalents	16,202	(21,603)
Cash and cash equivalents at beginning of period	36,241	61,729
Cash and cash equivalents at end of period	$52,443	$40,126

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$772	$896
Income taxes	510	110

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Peoples Federal Savings Bank (the “Bank”) and Peoples Funding Corporation, as of December 31, 2012 (unaudited) and September 30, 2012.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three months ended December 31, 2012 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2012.

The allowance for loan losses is a significant accounting policy and is presented in the Company’s Form 10-K for the fiscal year ended September 30, 2012 which provides information on how significant assets are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

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

That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this ASU are effective for fiscal years and interim periods beginning on or after June 15, 2012 and should be applied on a prospective basis to deconsolidating events occurring after the effective date.  Early adoption is permitted.  The adoption of this guidance did not impact the Company’s results of operations or financial position.

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

In August 2012, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.”  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments in this ASU apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.”  The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities.  For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations — Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  Accounting for a business combination requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectibility of the indemnification asset.  The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement) and affects all entities that recognize an indemnification asset as a result of a government-assisted acquisition of a financial institution.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted.  The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

NOTE 4 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
December 31, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$9,000	$49	$—	$9,049
Mortgage-backed securities	4,189	102	—	4,291
Total securities available-for-sale	$13,189	$151	$—	$13,340

Securities Held-to-Maturity
Mortgage-backed securities	$23,178	$567	$—	$23,745
Total securities held-to-maturity	$23,178	$567	$—	$23,745

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$17,000	$57	$—	$17,057
Mortgage-backed securities	4,464	132	—	4,596
Total securities available-for-sale	$21,464	$189	$—	$21,653

Securities Held-to-Maturity
Mortgage-backed securities	$25,921	$825	$—	$26,746
Total securities held-to-maturity	$25,921	$825	$—	$26,746

As of December 31, 2012 and September 30, 2012, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of December 31, 2012.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)
Due in 1 year or less	$2,000	$2,009	$—	$—
Due after 1 year through 5 years	7,000	7,040	—	—
	9,000	9,049	—	—
Mortgage-backed securities	4,189	4,291	23,178	23,745
	$13,189	$13,340	$23,178	$23,745

During the three months ended December 31, 2012 and December 31, 2011, there were no sales of available-for-sale or held-to-maturity securities.

There were no securities of issuers with an amortized cost basis or fair value, which exceeded 10% of stockholders’ equity as of December 31, 2012 and September 30, 2012.

As of December 31, 2012 and September 30, 2012, securities with a carrying amount totaling $13,340,000 and $35,393,000, respectively, were pledged to secure FHLB borrowings.

Each reporting period the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).  OTTI is required to be recognized if (1) the Company intends to sell the security or (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis.  For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the impairment is recognized as OTTI through earnings.  For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

At December 31, 2012 and September 30, 2012, there were no debt securities with unrealized losses.

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

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	December 31, 2012		September 30, 2012
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$300,470	65.9%	$297,412	65.5%
Multi-family	65,006	14.3	66,651	14.7
Commercial real estate	58,026	12.7	64,431	14.2
Construction loans	15,019	3.3	11,174	2.4
Total mortgage loans	438,521	96.2	439,668	96.8
Consumer loans	6,581	1.4	6,867	1.5
Commercial loans	10,825	2.4	7,823	1.7
Total loans	455,927	100.0%	454,358	100.0%
Deferred loan origination costs, net	597		567
Allowance for loan losses	(4,007)		(3,891)
Loans, net	$452,517		$451,034

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, consumer and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.

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

Allocated Component

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (observable market price or collateral value) of the impaired loan is lower than the recorded investment of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment evaluation, unless such loans are subject to a troubled debt restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

The following tables set forth information pertaining to the allowance for loan losses and principal balance of loans by portfolio segment:

	Three Months Ended December 31, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891
Provision (benefit) for loan losses	110	(19)	(122)	45	(8)	25	89	120
Recoveries of loans previously charged-off	—	—	—	—	3	—	—	3
	1,957	740	646	179	152	118	222	4,014
Loans charged off	—	—	—	—	(6)	(1)	—	(7)
Balance at end of period	$1,957	$740	$646	$179	$146	$117	$222	$4,007

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,957	740	646	179	146	117	222	4,007
	$1,957	$740	$646	$179	$146	$117	$222	$4,007

Loans ending balances:
Individually evaluated for impairment	$—	$685	$1,331	$79	$—	$12		$2,107
Collectively evaluated for impairment	300,470	64,321	56,695	14,940	6,581	10,813		453,820
	$300,470	$65,006	$58,026	$15,019	$6,581	$10,825		$455,927

	Three Months Ended December 31, 2011
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	259	(27)	(117)	2	1	21	(14)	125
Recoveries of loans previously charged-off	—	—	—	—	—	2	—	2
	1,809	574	553	294	92	63	113	3,498
Loans charged off	—	—	—	—	—	—	—	—
Balance at end of period	$1,809	$574	$553	$294	$92	$63	$113	$3,498

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,809	574	553	294	92	63	113	3,498
	$1,809	$574	$553	$294	$92	$63	$113	$3,498

Loans ending balances:
Individually evaluated for impairment	$—	$1,997	$2,560	$—	$—	$—		$4,557
Collectively evaluated for impairment	253,704	65,758	63,291	13,081	4,682	7,013		407,529
	$253,704	$67,755	$65,851	$13,081	$4,682	$7,013		$412,086

	Year Ended September 30, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	297	158	98	(158)	67	72	6	540
Recoveries of loans previously charged-off	—	—	—	—	38	4	—	42
	1,847	759	768	134	196	116	133	3,953
Loans charged off	—	—	—	—	(39)	(23)	—	(62)
Balance at end of year	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,847	759	768	134	157	93	133	3,891
	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Loans ending balances:
Individually evaluated for impairment	$—	$1,968	$1,868	$—	$—	$13		$3,849
Collectively evaluated for impairment	297,412	64,683	62,563	11,174	6,867	7,810		450,509
	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823		$454,358

Non-accrual and Past-due Loans

Residential real estate loans are generally placed on non-accrual when reaching 90 days past due or in process of foreclosure.  All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on non-accrual status.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan.  Commercial real estate loans and commercial business loans which are 90 days or more past due are generally placed on non-accrual status, unless adequately secured and in the process of collection.  When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans.  A loan can be returned to accrual status when collectibility of all contractual principal and interest is reasonably assured and the loan has performed for a period of time, generally six months.

The following tables set forth information regarding non-accrual and past-due loans:

	Age Analysis of Past Due Loans
	December 31, 2012
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$1,629	$1,177	$2,806	$297,664	$300,470	$1,177
Multi-family	—	—	—	—	65,006	65,006	—
Commercial real estate	—	299	1,331	1,630	56,396	58,026	1,331
Construction loans	—	—	—	—	15,019	15,019	—
Total mortgage loans	—	1,928	2,508	4,436	434,085	438,521	2,508
Consumer loans	29	2	—	31	6,550	6,581	—
Commercial loans	12	—	—	12	10,813	10,825	—
Total	$41	$1,930	$2,508	$4,479	$451,448	$455,927	$2,508

	Age Analysis of Past Due Loans
	September 30, 2012
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$1,311	$526	$1,536	$3,373	$294,039	$297,412	$1,536
Multi-family	—	—	—	—	66,651	66,651	—
Commercial real estate	718	—	1,868	2,586	61,845	64,431	1,868
Construction loans	—	—	—	—	11,174	11,174	—
Total mortgage loans	2,029	526	3,404	5,959	433,709	439,668	3,404
Consumer loans	52	2	—	54	6,813	6,867	—
Commercial loans	1	—	13	14	7,809	7,823	13
Total	$2,082	$528	$3,417	$6,027	$448,331	$454,358	$3,417

There were no loans greater than 90 days past due and still accruing at December 31, 2012 (unaudited) and September 30, 2012.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	December 31, 2012			September 30, 2012
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Unaudited)
	(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	685	685	—	1,968	1,968	—
Commercial real estate	1,331	1,331	—	1,868	1,868	—
Construction loans	79	79	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	12	12	—	13	13	—
	$2,107	$2,107	$—	$3,849	$3,849	$—

							Year Ended
	Three Months Ended December 31,						September 30,
	2012			2011			2012
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$—
Multi-family	1,645	30	—	2,013	24	—	1,977
Commercial real estate	1,559	23	23	2,575	45	14	2,090
Construction loans	20	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—
Commercial loans	13	1	—	—	—	—	1
	$3,237	$54	$23	$4,588	$69	$14	$4,068

At December 31, 2012 and 2011 and September 30, 2012, there were no impaired loans with a valuation allowance.  As of December 31, 2012, the Company committed additional funds of $46,000 to be advanced to one borrower with an impaired loan.

Troubled Debt Restructurings

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  Such concessions typically include a reduction of an interest rate below market rate, taking into account the credit quality of the borrower, a significant reduction or deferral of payments of principal and/or interest or an extension of the maturity date.  All TDRs are initially classified as impaired.

The following table sets forth information pertaining to troubled debt restructurings entered into during the period indicated:

	Three Months Ended December 31,
	2012			2011
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)			(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	1	$522	$522	1	$1,816	$1,816
Construction	1	79	79	—	—	—
	2	$601	$601	1	$1,816	$1,816

During the period ended December 31, 2012, the Company advanced $79,000 in additional funds to complete construction on three remaining units on an existing multi-family condominium loan with an outstanding balance of $522,000.  At December 31, 2012, both loans were accruing and performing in accordance with their terms and conditions.  There were no TDR agreements entered into during the three months ended December 31, 2012 that subsequently defaulted.

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

At December 31, 2012, TDRs amounted to $1,932,000 and consisted of the two loans described above, totaling $601,000 and an existing commercial real estate TDR loan of $1,331,000 that was modified prior to September 30, 2012.  In this case the loan modification was due to an extension of maturity for a borrower experiencing financial difficulty.  At December 31, 2012, this loan was not performing in accordance with the TDR agreement and remained on non-accrual.

At December 31, 2012, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance.  As of December 31, 2012, the Company committed additional funds of $46,000 to be advanced to one borrower with a TDR outstanding.

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

At September 30, 2012, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance.  There were no commitments to lend additional funds to borrowers with restructured loans at September 30, 2012.

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

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	December 31, 2012
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Pass	$298,547	$60,326	$49,363	$13,960	$6,581	$10,288	$439,065
Special Mention	—	1,960	6,392	980	—	525	9,857
Substandard	1,923	2,720	2,271	79	—	12	7,005
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$300,470	$65,006	$58,026	$15,019	$6,581	$10,825	$455,927

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2012
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$294,917	$61,943	$53,609	$9,646	$6,867	$7,210	$434,192
Special Mention	—	1,969	6,449	1,528	—	600	10,546
Substandard	2,495	2,739	4,373	—	—	13	9,620
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823	$454,358

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2012 and September 30, 2012.

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

The following summarizes assets measured at fair value at December 31, 2012 and September 30, 2012:

Assets Measured at Fair Value on a Recurring Basis

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)
Trading securities	$906	$—	$—	$906
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	9,049	—	9,049
Mortgage-backed securities	—	4,291	—	4,291
Total assets	$906	$13,340	$—	$14,246

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$976	$—	$—	$976
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	17,057	—	17,057
Mortgage-backed securities	—	4,596	—	4,596
Total assets	$976	$21,653	$—	$22,629

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2012 and September 30, 2012, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the three months ended December 31, 2012 and fiscal year ended September 30, 2012.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
	(Unaudited)
Financial assets:
Cash and cash equivalents	$52,443	$52,443	$—	$—	$52,443
Trading securities	906	906	—	—	906
Securities available-for-sale	13,340	—	13,340	—	13,340
Securities held-to-maturity	23,178	—	23,745	—	23,745
Federal Home Loan Bank stock	4,014	—	—	4,014	4,014
Loans, net	452,517	—	—	459,847	459,847
Accrued interest receivable	1,367	—	—	1,367	1,367

Financial liabilities:
Deposits	426,628	—	—	427,107	427,107
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	27,000	—	—	27,585	27,585

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,241	$36,241	$—	$—	$36,241
Trading securities	976	976	—	—	976
Securities available-for-sale	21,653	—	21,653	—	21,653
Securities held-to-maturity	25,921	—	26,746	—	26,746
Federal Home Loan Bank stock	4,014	—	—	4,014	4,014
Loans, net	451,034	—	—	459,533	459,533
Accrued interest receivable	1,589	—	—	1,589	1,589

Financial liabilities:
Deposits	416,748	—	—	417,254	417,254
Short-term borrowings	8,000	—	—	8,000	8,000
Long-term debt	25,000	—	—	25,693	25,693

NOTE 7 — EARNINGS PER SHARE

The Company defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing Earnings Per Share (“EPS”) using the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings.  Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.  Earnings per common share is calculated by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the period.  Basic EPS excludes dilution and is computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three Months Ended
	December 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands, except
	per share data)
Net income applicable to common stock	$681	$825
Less: Undistributed earnings allocated to participating securities	(26)	—
Net income allocated to common stock	$655	$825

Average number of common shares issued	6,707,400	7,141,500
Less: Average treasury shares	—	(248,067)
Less: Average unallocated ESOP shares	(492,686)	(521,252)
Less: Average unvested restricted stock awards	(239,292)	—
Average number of common shares outstanding used to calculate basic earnings per common share	5,975,422	6,372,181
Add: Dilutive effect of unvested restricted stock awards	55,867	—
Average number of common shares outstanding used to calculate diluted earnings per common share	6,031,289	6,372,181

Earnings per common share (basic and diluted)	$0.11	$0.13

For the three months ended December 31, 2012, stock options to purchase 584,480 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.  There is no dilutive computation for the three months ended December 31, 2011 as stock options and restricted stock awards were not granted until February 21, 2012.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Company established an ESOP to provide eligible employees the opportunity to own Company stock.  As part of the Bank’s mutual to stock conversion, the Company invested in a subsidiary, Peoples Funding Corporation (“PFC”).  PFC used the proceeds from the investment to fund a loan to the Peoples Federal Savings Bank Employee Stock Ownership Plan Trust (“Trust”) in the amount of $5,713,000, which was used to purchase 571,320 shares of the Company’s common stock at a price of $10.00 per share.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate, adjusted annually, and provides for annual payments of interest and principal over the 20 year term of the loan.  The interest rate is 3.25%.

The Bank makes contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to the participants, as principal and interest payments are made by the ESOP to the Company.

Shares released by the Trust are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  Forfeited shares are reallocated among other participants in the ESOP.  Cash dividends paid on allocated shares are distributed, at the direction of the Bank, to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid.  Cash dividends on unallocated shares are used to repay the outstanding debt of the ESOP.  As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.  Compensation expense recognized for the three months ended December 31, 2012 and 2011 (unaudited) amounted to $121,000 and $95,000, respectively.

Shares held by the ESOP trust were as follows:

	December 31, 2012	September 30, 2012
	(Unaudited)

Allocated	85,698	57,132
Committed to be released	—	21,425
Unallocated	485,622	492,763
	571,320	571,320

The fair value of the unallocated shares was $8,445,000 and $8,885,000 at December 31, 2012 and September 30, 2012, respectively.

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

The dividend yield assumption is based upon the Company’s history of dividend payouts.  The expected term is based upon the contractual term of the stock option.  The expected volatility is based upon historic volatility.  The risk-free interest rate is based on the 10-year U.S. Treasury yield curve in effect at the time of the grant.

A summary of stock option activity under the Stock Plan for the three months ended December 31, 2012 is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(In thousands)
Outstanding at beginning of period	584,480	$15.47	9.4	$2,309
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	584,480	$15.47	9.1	$2,309

Exercisable at end of period	—	$—	—	$—

For the three months ended December 31, 2012, the share-based compensation expense applicable to the stock options was $115,000 and the recognized tax benefit related to this expense was $10,000.  There was no share-based compensation expense applicable to stock options for the three months ended December 31, 2011, as stock options were not granted until February 21, 2012.

As of December 31, 2012, the unrecognized share-based compensation expense related to the non-vested stock options was $1.9 million.  This amount is expected to be recognized over a weighted-average period of 4.1 years.

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

The following table presents the status of non-vested restricted stock awards under the Stock Plan for the three months ended December 31, 2012:

Weighted
Average
	Number	Grant-date
	of Shares	Fair Value

Non-vested restricted stock awards at beginning of period	281,700	$15.47
Restricted shares granted	—	—
Shares vested	—	—
Forfeited	—	—
Non-vested restricted stock awards at end of period	281,700	$15.47

For the three months ended December 31, 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $218,000 and the recognized tax benefit related to this expense was $87,000.  There was no share-based compensation expense applicable to restricted stock awards, for the three months ended December 31, 2011, as restricted stock awards were not granted until February 21, 2012.

As of December 31, 2012, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $3.7 million.  This amount is expected to be recognized over a weighted-average period of 4.1 years.

Restricted Stock Unit Awards

As of December 31, 2012, there were no restricted stock unit awards granted under the Stock Plan.

NOTE 9 — DIVIDENDS DECLARED

Quarterly Dividends

On October 17, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company’s common stock.  The dividend was paid to stockholders of record as of November 8, 2012 on November 16, 2012.

On January 16, 2013, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.03 per share on the Company’s common stock.  The dividend is payable to stockholders of record as of February 6, 2013 and is expected to be paid on February 15, 2013.

Special Dividend

On November 30, 2012, the Company announced that its Board of Directors declared a special cash dividend of $0.25 per share on the Company’s common stock.  The dividend was paid to stockholders of record as of December 12, 2012 on December 21, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at December 31, 2012 (unaudited) and September 30, 2012 and results of operations at and for three months ended December 31, 2012 and 2011 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The Company recognizes gains and losses as a result of sales of investment securities, foreclosed property, and premises and equipment.  In addition, the Company recognizes losses on its investments securities that are considered other-than-temporarily impaired.  Gains and losses are not a regular part of the Company’s primary source of income.

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

Critical Accounting Policies

Critical accounting policies are those which involve significant judgments and assessments by management and which could potentially result in materially different results under different assumptions and conditions.  As discussed in the Company’s 2012 Annual Report on Form 10-K, the Company considers the allowance for loan losses and income taxes to be our critical accounting policies.  The Company’s critical accounting policies have not changed from September 30, 2012.

Comparison of Financial Condition at December 31, 2012 (Unaudited) and September 30, 2011

At December 31, 2012, our total assets were $577.4 million, an increase of $6.6 million, or 1.2%, from our total assets of $570.8 million at September 30, 2012.  Loans, net increased $1.5 million, or 0.3%, to $452.5 million at December 31, 2012 from $451.0 million at September 30, 2012.  Investments in securities decreased to $36.5 million at December 31, 2012 from $47.6 million at September 30, 2012, due primarily to maturities/calls of U.S. government and agency securities and repayments on mortgage-backed securities.  At December 31, 2012, cash and cash equivalents totaled $52.4 million as compared to $36.2 million at September 30, 2012, representing a $16.2 million increase, or 44.8%.  The increase was mainly due to the increase in deposits and maturities, calls and repayments on securities offset by funding of loan originations.

Deposits increased $9.9 million, or 2.4%, to $426.6 million at December 31, 2012 from $416.7 million at September 30, 2012.  The increase resulted in part from increases in term certificates to $130.2 million from $127.7 million, in savings to $51.8 million from $50.1 million, in money markets to $154.2 million from $152.6 million, in NOWs to $38.5 million from $37.1 million and in demand deposits to $52.0 million from $49.2 million, at December 31, 2012 and September 30, 2012, respectively.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	December 31, 2012		September 30, 2012
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$52,032	12.2%	$49,165	11.8%
NOW deposits	38,451	9.0	37,134	8.9
Money market deposits	154,185	36.2	152,572	36.6
Savings	51,795	12.1	50,130	12.0
Total non-certificate accounts	296,463	69.5	289,001	69.3
Term certificates	130,165	30.5	127,747	30.7
Total deposits	$426,628	100.0%	$416,748	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	December 31, 2012		September 30, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$92,672	0.90%	$91,976	0.94%
Over 1 year to 2 years	23,373	1.39	22,836	1.39
Over 2 years to 3 years	7,970	1.69	7,522	1.66
Over 3 years to 4 years	1,606	1.33	1,371	1.45
Over 4 years to 5 years	4,544	1.86	4,042	1.90
	$130,165	1.08%	$127,747	1.10%

Borrowings, consisting of short-term and long-term Federal Home Loan Bank (“FHLB”) advances, remained at $33.0 million for both December 31, 2012 and September 30, 2012.  During the quarter ended December 31, 2012, the Company repaid maturing short-term and long-term advances totaling $4.0 million with a weighted average rate of 1.14% and borrowed $4.0 million long-term with a weighted average rate of 0.80% to provide additional liquidity and extend the average maturity of the portfolio of borrowed funds.

The following table sets forth the weighted average rate by type for the Company’s FHLB advances at the dates indicated:

	December 31, 2012			September 30, 2012
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)

Federal Home Loan Bank advances:
Short-term	$6,000		0.37%	$8,000		0.34%
Long-term	27,000	(1)	2.14	25,000	(1)	2.34
	$33,000		1.82%	$33,000		1.86%

(1)  Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49%.

Total equity decreased to $108.8 million at December 31, 2012 from $110.5 million at September 30, 2012.  The decrease resulted primarily due to dividends paid of $1.7 million and the purchase and retirement of 67,300 shares of the Company’s common stock totaling $1.1 million, in the open market at an average price of $16.95, as part of the stock repurchase plan.  The decrease was offset by net income of $681,000, equity incentive plan expense of $333,000 and ESOP stock released of $121,000 for the three months ended December 31, 2012.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011 (Unaudited)

General.  We recorded net income of $681,000 for the three months ended December 31, 2012 compared to net income of $825,000 for the three months ended December 31, 2011.  Net interest and dividend income remained unchanged period over period at $4.3 million.  Provisions for loan losses decreased to $120,000 for the 2012 quarter from $125,000 for the comparable 2011 period.  Non-interest income increased to $492,000 for the 2012 quarter from $453,000 for the comparable 2011 period.  Non-interest expense increased to $3.4 million for the three months ended December 31, 2012 from $3.3 million for the comparable 2011 period.

Interest and Dividend Income.  Total interest and dividend income decreased to $5.0 million for the three months ended December 31, 2012 compared to $5.2 million for the three months ended December 31, 2011.  Average interest-earning assets increased to $534.3 million for the 2012 period compared to $505.8 million for the 2011 period while the average yield on interest-earning assets decreased to 3.76% from 4.08% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans remained unchanged at $4.9 million for both the three months ended December 31, 2012 and December 31, 2011.  The average balance of our loans increased for the three month period ended December 31, 2012 to $452.6 million from $409.6 million for the period ended December 31, 2011.  The average yield on loans decreased to 4.29% from 4.75%, reflecting decreases in interest rates on our adjustable-rate loan products, as well as lower rates on newly originated loans based on lower market interest rates.  Interest income on taxable securities decreased to $150,000 for the three months ended December 31, 2012 from $271,000 for the three months ended December 31, 2011, reflecting the decrease in the average balance of such securities to $42.1 million from $55.5 million.  Additionally, the average yield on such securities decreased to 1.43% for the quarter ended December 31, 2012 from 1.95% for the quarter ended December 31, 2011, as newer investments carried a lower yield.

Interest Expense.  Interest expense decreased $129,000, or 14.5%, to $762,000 for the three months ended December 31, 2012 from $891,000 for the three months ended December 31, 2011.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2012 period to 0.76%, compared to an average rate paid of 0.91% in the 2011 period, which more than offset an increase of $10.2 million in the average balance of such deposits and borrowings to $401.2 million for the 2012 quarter versus $391.0 million during the 2011 quarter.

Interest expense on term certificates decreased to $351,000 for the three months ended December 31, 2012 from $457,000 for the three months ended December 31, 2011, as the average balance of such certificates decreased to $127.8 million from $138.9 million, and the average rate paid on these certificates decreased to 1.10% for the quarter ended December 31, 2012 from 1.32% for the quarter ended December 31, 2011.  The decrease in the average balance of our term certificates resulted primarily from our customers seeking higher returns in our money market accounts, which we competitively priced, while the decrease in the average cost of such term certificates and other deposits reflected lower market interest rates.  Interest expense on money market accounts decreased to $235,000 for the quarter ended December 31, 2012 from $277,000 for the quarter ended December 31, 2011, a decrease of $42,000, or 15.2%, as the average cost of these accounts decreased to 0.61% for the quarter ended December 31, 2012 from 0.73% for the quarter ended December 31, 2011, reflecting lower market rates.  The decrease was offset in part by an increase of $1.4 million in the average balance of these accounts during the December 31, 2012 quarter to $153.0 million, from an average balance of $151.6 million during the quarter ended December 31, 2011.  Interest expense on borrowings, which consisted solely of advances from the Federal Home Loan Bank of Boston, was $150,000 for the quarter ended December 31, 2012 versus $122,000 for the comparable 2011 period.  The increase resulted from a $15.1 million increase in the average balance of these advances, offset in part by a 96 basis points decrease in the average cost of the borrowings to 1.85% from 2.81% for the 2011quarter.

Net Interest and Dividend Income.  Net interest and dividend income was $4.3 million for the three months ended December 31, 2012 and 2011.  Net interest and dividend income in the quarter ended December 31, 2012 was impacted by lower market interest rates on our deposits and borrowings, offset in part by the impact of lower market interest rates on our loan and securities portfolio and the change in the overall mix of our interest-earning assets.  Our interest rate spread and net interest margin both decreased period to period.  The net interest rate spread and net interest margin were 3.00% and 3.19%, respectively, during the quarter ended December 31, 2012, compared to 3.17% and 3.38%, respectively, for the 2011 quarter.  However, the ratio of our average interest-earning assets to average interest-bearing liabilities increased to 1.33x during the quarter ended December 31, 2012 from 1.29x during the quarter ended December 31, 2011.  The increases in our average interest-earning assets to average interest-bearing liabilities ratio reflects our commitment to originate higher yielding loan products and increase liquidity, while maintaining a lower costs of funds in our deposit and borrowing portfolios.

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

Based on the above factors, we recorded a $120,000 provision for loan losses for the three months ended December 31, 2012 as compared to a $125,000 provision for loan losses for the three months ended December 31, 2011.  The allowance for loan losses was $4.0 million, or 0.88% of total loans, at December 31, 2012 as compared to $3.9 million, or 0.86% of total loans, at September 30, 2012 and $3.5 million or 0.85% at December 31, 2011.  Total non-performing assets were $3.3 million at December 31, 2012 compared to $3.4 million at September 30, 2012.  While we used the same methodology in assessing the allowance for both periods, we increased the impact of qualitative factors in the first quarter of fiscal 2012 to reflect the current condition of the economy.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2012 and 2011.

Non-interest Income.  Non-interest income increased to $492,000 for the three months ended December 31, 2012 from $453,000 for the three months ended December 31, 2011.  The increase was primarily due to a $101,000 increase in net gain on sales of mortgage loans for the quarter ended December 31, 2012 compared to December 31, 2011, as the Company did not sell any loans during the previous period.  In addition, income derived from life insurance policies increased to $162,000 for the quarter ended December 31, 2012 from $158,000 for the quarter ended December 31, 2011.  These increases were offset mainly by a decrease in other income of $62,000 to $11,000 during the quarter ended December 31, 2012 from $73,000 between the comparable 2011 period.  In addition, loan servicing fees decreased to $8,000 for the three months ended December 31, 2012 from $13,000 for the three months ended December 31, 2011.

Non-interest Expense.  Non-interest expense increased $162,000, or 4.9%, to $3.4 million for the three month period ended December 31, 2012 from $3.3 million for the three month period ended December 31, 2011.  The increase in non-interest expense was attributable to increases in salaries and employee benefits (which increased to $2.3 million from $2.1 million), occupancy expense (which increased to $229,000 from $216,000), professional fees (which increased to $117,000 from $103,000), data processing fees (which increased to $208,000 from $196,000), and deposit insurance expense, consisting of FDIC premiums (which increased to $69,000 from $60,000).  The increases were partially offset by decreases in other expense (which decreased to $257,000 from $320,000), advertising expense (which decreased to $129,000 from $147,000), and equipment expense (which decreased to $106,000 from $112,000).

Income Tax Expense.  The provision for income taxes was $514,000 for the three months ended December 31, 2012 compared to $498,000 for the three months ended December 31, 2011.  Pre-tax income for the three months ended December 31, 2012 was $1.2 million as compared to $1.3 million for the comparable period ended December 31, 2011.  Our effective tax rate was 43.0% for the three months ended December 31, 2012 compared to 37.6% for the three months ended December 31, 2011.  The increase in the effective tax rate was primarily due to the disallowance of the expense related to the non-qualified stock options granted in February 2012.  There were no stock options in effect during the three months ended December 31, 2011.

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

	Three Months Ended December 31,
	2012				2011
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$452,554		$4,853	4.29%	$409,593		$4,867	4.75%
Taxable securities (3)	42,062		150	1.43	55,535		271	1.95
Other interest-earning assets	35,656		18	0.20	36,351		24	0.26
FHLB stock	4,014		5	0.50	4,339		3	0.28
Total interest-earning assets	534,286		5,026	3.76	505,818		5,165	4.08
Non-interest-earning assets	37,373				48,182
Total assets	$571,659				$554,000

Interest-bearing liabilities:
Deposits:
Savings	$50,814		20	0.16	$47,732		24	0.20
Money market accounts	153,038		235	0.61	151,557		277	0.73
NOW accounts	37,085		6	0.06	35,416		11	0.12
Term certificates	127,764		351	1.10	138,926		457	1.32
Total deposits	368,701		612	0.66	373,631		769	0.82
FHLB advances	32,457		150	1.85	17,391		122	2.81
Total interest-bearing liabilities	401,158		762	0.76	391,022		891	0.91
Demand deposits	50,643				38,974
Other non-interest-bearing liabilities	9,654				8,755
Total non-interest-bearing liabilities	60,297				47,729
Total liabilities	461,455				438,751
Stockholders’ equity	110,204				115,249
Total liabilities and stockholders’ equity	$571,659				$554,000

Net interest income			$4,264				$4,274
Net interest rate spread (4)				3.00%				3.17%
Net interest-earning assets (5)	$133,128				$114,796
Net interest margin (6)				3.19%				3.38%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33	x			1.29	x

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

	Three Months Ended December 31,
	2012 vs. 2011
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$511	$(525)	$(14)
Taxable securities (2)	(66)	(55)	(121)
Other interest-earning assets	(1)	(5)	(6)
FHLB stock	—	2	2
Total interest-earning assets	444	(583)	(139)

Interest-bearing liabilities:
Deposits:
Savings	2	(6)	(4)
Money market accounts	3	(45)	(42)
NOW accounts	—	(5)	(5)
Term certificates	(37)	(69)	(106)
Total deposits	(32)	(125)	(157)
FHLB advances	106	(78)	28
Total interest-bearing liabilities	74	(203)	(129)
Increase (decrease) in net interest income	$370	$(380)	$(10)

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2012, cash and cash equivalents totaled $52.4 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $13.3 million.  Additionally, at December 31, 2012, we had $33.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $109.5 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At December 31, 2012, we had $39.3 million in loan commitments outstanding, which consisted of $6.0 million of real estate loan commitments, $5.2 million in construction loan commitments, $17.6 million in commercial lines of credit commitments, $5.5 million in unused home equity lines of credit, $638,000 in consumer loan commitments and $4.4 million in commercial commitments.  Term certificates due within one year as of December 31, 2012 totaled $92.7 million, or 71.2% of total term certificates.  This percentage of term certificates that mature within one year reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of December 31, 2012.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	December 31, 2012
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Commitments to originate loans	$6,008	$—	$—	$—	$6,008
Unadvanced portions of loans:
Construction loans	3,868	1,296	—	79	5,243
Commercial real estate lines of credit	290	836	213	16,227	17,566
Home equity lines of credit	—	—	200	5,338	5,538
Consumer	—	—	—	638	638
Commercial	1,327	345	—	2,684	4,356
Total	$11,493	$2,477	$413	$24,966	$39,349

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	December 31, 2012
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$11,000	$8,000	$11,000	$3,000	$33,000
Operating leases	145	290	162	272	869
Total contractual obligations	$11,145	$8,290	$11,162	$3,272	$33,869

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2012 and September 30, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012 (Unaudited):
Total Capital (to Risk Weighted Assets)	$89,056	24.71%	$28,827	8.0%	$36,034	10.0%
Tier 1 Capital (to Risk Weighted Assets)	85,049	23.60	14,414	4.0	21,621	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	85,049	14.75	17,303	3.0	28,838	5.0

September 30, 2012:
Total Capital (to Risk Weighted Assets)	$87,782	24.14%	$29,110	8.0%	$36,388	10.0%
Tier 1 Capital (to Risk Weighted Assets)	83,891	23.05	14,555	4.0	21,833	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	83,891	14.71	17,104	3.0	28,507	5.0

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

The primary method that ALCO uses for measuring and evaluating interest rate risk is an income simulation analysis.  This analysis considers the maturity and interest rate re-pricing characteristics of all of our interest-earning assets and interest-bearing liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios.  Interest rate scenarios tested generally include parallel and flattening/steepening rate ramps over a one-year period, and static, or flat, rates.  The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a two-year period.  The simulations also show the net interest income volatility for up to five years.

For the quarter ended December 31, 2012, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of December 31, 2012, the estimated changes in the Bank’s net interest income that would result.

			Economic Value of Equity (2)		Net Interest Income
Changes in			Estimated Increase		Estimated Net	Estimated Increase
Interest Rates		Estimated	(Decrease)		Interest	(Decrease)
(basis points)(1)		EVE (2)	Amount	Percent	Income	Amount	Percent
		(Unaudited)
		(Dollars in thousands)

+300	bp	$97,644	$(21,001)	(17.7)%	$15,957	$(636)	(3.8)%
+200	bp	108,653	(9,992)	(8.4)%	16,765	172	1.0%
+100	bp	115,780	(2,865)	(2.4)%	16,898	305	1.8%
0	bp	118,645	—	—%	16,593	—	—%
-100	bp	119,527	882	0.7%	16,006	(587)	(3.5)%

(1)         Assumes an instantaneous uniform change in interest rates at all maturities.

(2)         EVE is the discounted present value of expected cash flows from interest-earning assets, interest-bearing bearing liabilities and off-balance sheet contracts.

The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products.  Many of our assets are floating rate loans tied to the Prime rate, which are assumed to re-price immediately and to the same extent as the change in market rates, according to their contracted index.  Many of these credit relationships, however, now have interest rate “floors” at “above market” levels.  Many of these loans may not re-price with the first couple of increases in short-term interest rates.  Conversely, we have various transaction account products that would not increase or decrease in the same increments or at the same speed.  Money market accounts, as an example, are assumed to increase sooner and in larger increments than savings and NOW accounts.  These assumptions are based on our prior experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.  The model begins by disseminating data into appropriate re-pricing buckets.  Assets and liabilities are then assigned a multiplier to simulate how much that particular balance sheet item will reprice when interest rates change.  The final step is to simulate the timing effect of assets and liabilities with a month-by-month simulation to estimate the change in interest income and expense over the next 12 months.

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At December 31, 2012, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, its President, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2012.  Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the three months ended December 31, 2012, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed December 13, 2012, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Unregistered Sales of Equity Securities.  Not applicable.

(b)         Use of Proceeds.  Not applicable.

(c)          Repurchase of Equity Securities.

On October 31, 2012, the Company announced that its Board of Directors authorized an increase in the number of common shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on July 20, 2011 and expanded in January 2012.  Under the expanded repurchase plan, the Company is authorized to repurchase up to an additional 5% of its issued and outstanding common shares, or up to an additional 336,345 common shares.  The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

At December 31, 2012, total repurchases under the repurchase program were 763,596 shares at an average price of $15.05.  During the quarter ended December 31, 2012, the Company purchased 67,300 shares at an average price of $16.95 as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

October 1-31, 2012	—	$—	—	336,345

November 1-30, 2012	26,800	$16.53	26,800	309,545

December 1-31, 2012	40,500	$17.23	40,500	269,045
Total	67,300	$16.95	67,300

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

PEOPLES FEDERAL BANCSHARES, INC.

Date:	February 8, 2013	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date:	February 8, 2013	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer