Form 10-Q
period 2013-03-31
Peoples Federal Bancshares, Inc.
filed 2013-05-09
CIK 1485964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock; $0.01 par value, at April 30, 2013: 6,578,804

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

Part I.            FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$3,743	$6,713
Interest-bearing demand deposits with other banks	50,495	27,378
Federal funds sold	160	48
Federal Home Loan Bank - overnight deposit	2,102	2,102
Total cash and cash equivalents	56,500	36,241
Securities available-for-sale	15,950	21,653
Securities held-to-maturity (fair values of $21,104 and $26,746)	20,627	25,921
Federal Home Loan Bank stock (at cost)	3,775	4,014
Loans	453,076	454,925
Allowance for loan losses	(4,058)	(3,891)
Loans, net	449,018	451,034
Premises and equipment, net	3,497	3,577
Cash surrender value of life insurance policies	19,707	19,364
Accrued interest receivable	1,484	1,589
Deferred income tax asset, net	5,149	5,116
Other assets	2,581	2,318
Total assets	$578,288	$570,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$50,981	$49,165
Interest-bearing	377,814	367,583
Total deposits	428,795	416,748
Short-term borrowings	6,000	8,000
Long-term debt	27,000	25,000
Accrued expenses and other liabilities	8,265	10,541
Total liabilities	470,060	460,289

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,579,704 and 6,726,904 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	66	67
Additional paid-in capital	61,697	63,909
Retained earnings	54,526	55,153
Accumulated other comprehensive income	65	113
Unearned restricted shares; 215,970 and 244,140 shares at March 31, 2013 and September 30, 2012, respectively	(3,341)	(3,777)
Unearned compensation - ESOP	(4,785)	(4,927)
Total stockholders’ equity	108,228	110,538
Total liabilities and stockholders’ equity	$578,288	$570,827

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,619	$4,806	$9,472	$9,673
Interest on debt securities:
Taxable	120	242	270	513
Other interest	26	17	44	41
Dividends on equity securities	4	6	9	9
Total interest and dividend income	4,769	5,071	9,795	10,236

Interest expense:
Interest on deposits	555	686	1,167	1,455
Interest on Federal Home Loan Bank advances	150	140	300	262
Total interest expense	705	826	1,467	1,717
Net interest and dividend income	4,064	4,245	8,328	8,519
Provision for loan losses	80	125	200	250
Net interest and dividend income, after provision for loan losses	3,984	4,120	8,128	8,269

Non-interest income:
Customer service fees	193	206	403	415
Loan servicing fees (costs), net	6	(26)	14	(13)
Net gain on sales of mortgage loans	46	7	147	7
Increase in cash surrender value of life insurance	181	171	343	329
Other income	62	17	73	90
Total non-interest income	488	375	980	828

Non-interest expense:
Salaries and employee benefits	2,403	2,482	4,729	4,607
Occupancy expense	249	244	478	460
Equipment expense	101	112	207	224
Professional fees	177	121	294	224
Advertising expense	108	161	237	308
Data processing expense	211	204	419	400
Deposit insurance expense	61	50	130	110
Other expense	257	206	514	526
Total non-interest expense	3,567	3,580	7,008	6,859
Income before income taxes	905	915	2,100	2,238
Provision for income taxes	360	327	874	825
Net income	$545	$588	$1,226	$1,413

Weighted-average shares outstanding:
Basic	5,894,114	6,231,753	5,935,215	6,302,352
Diluted	5,914,177	6,236,209	5,973,180	6,304,580

Earnings per common share:
Basic	$0.09	$0.09	$0.20	$0.22
Diluted	$0.09	$0.09	$0.20	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)

Net income	$545	$588	$1,226	$1,413

Net unrealized loss on securities available-for-sale	(43)	(32)	(81)	(12)
Reclassification adjustment for net securities gains realized	—	—	—	—
Net unrealized losses	(43)	(32)	(81)	(12)
Income tax benefit	18	13	33	5
Other comprehensive loss, net of tax	(25)	(19)	(48)	(7)
Total comprehensive income	$520	$569	$1,178	$1,406

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended March 31, 2013 and 2012

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	ESOP	Stock	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2011	7,141,500	$71	$69,437	$53,677	$56	$—	$(5,213)	$(2,326)	$115,702
Net income	—	—	—	1,413	—	—	—	—	1,413
Other comprehensive loss	—	—	—	—	(7)	—	—	—	(7)
Purchase of shares for stock repurchase plan (290,275 shares)	—	—	—	—	—	—	—	(4,128)	(4,128)
Restricted stock awards (281,700 shares)	—	—	446	—	—	(4,358)	—	3,912	—
Restricted stock awards earned (9,399 shares)	—	—	77	—	—	145	—	—	222
Common stock released by ESOP (7,141 shares)	—	—	—	—	—	—	71	—	71
Common stock held by ESOP committed to be released (7,142 shares)	—	—	61	—	—	—	72	—	133
Balance at March 31, 2012	7,141,500	$71	$70,021	$55,090	$49	$(4,213)	$(5,070)	$(2,542)	$113,406

Balance at September 30, 2012	6,726,904	$67	$63,909	$55,153	$113	$(3,777)	$(4,927)	$—	$110,538
Net income	—	—	—	1,226	—	—	—	—	1,226
Other comprehensive loss	—	—	—	—	(48)	—	—	—	(48)
Purchase and retirement of shares for stock repurchase plan	(147,200)	(1)	(2,548)	—	—	—	—	—	(2,549)
Restricted stock awards earned (28,170 shares)	—	—	—	—	—	436	—	—	436
Stock options expense	—	—	230	—	—	—	—	—	230
Common stock released by ESOP (7,141 shares)	—	—	50	—	—	—	71	—	121
Common stock held by ESOP committed to be released (7,142 shares)	—	—	56	—	—	—	71	—	127
Dividends paid ($0.31 per share)	—	—	—	(1,853)	—	—	—	—	(1,853)
Balance at March 31, 2013	6,579,704	$66	$61,697	$54,526	$65	$(3,341)	$(4,785)	$—	$108,228

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,226	$1,413
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	179	101
Provision for loan losses	200	250
Change in net deferred loan fees	1	(110)
Depreciation and amortization	206	222
Decrease (increase) in accrued interest receivable	105	(1)
Income on cash surrender value of life insurance	(343)	(329)
Increase in other assets	(108)	(363)
(Decrease) increase in accrued expenses and other liabilities	(2,114)	195
Increase in prepaid income taxes	(155)	(36)
Decrease in income taxes payable	(162)	(59)
Stock based compensation expense	666	222
ESOP expense	248	204
Net cash (used in) provided by operating activities	(51)	1,709
Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	(3,061)	(14,867)
Maturities, prepayments and calls	8,676	15,059
Activity in securities held-to-maturity:
Purchases	—	(14,759)
Maturities, prepayments and calls	5,122	3,544
Redemptions of Federal Home Loan Bank stock	239	325
Loan originations and principal collections, net	9,020	13,292
Purchased loans	(7,210)	(27,444)
Recoveries of loans previously charged off	5	3
Capital expenditures	(126)	(74)
Net cash provided by (used in) investing activities	12,665	(24,921)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Six Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	12,194	13,723
Term certificates	(147)	(13,901)
Short-term borrowings	(2,000)	—
Activity in long-term debt:
Proceeds from advances	4,000	7,000
Payment of advances	(2,000)	(1,000)
Common stock repurchased	(2,549)	(4,128)
Dividends paid	(1,853)	—
Net cash provided by financing activities	7,645	1,694
Net increase (decrease) in cash and cash equivalents	20,259	(21,518)
Cash and cash equivalents at beginning of period	36,241	61,729
Cash and cash equivalents at end of period	$56,500	$40,211

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,461	$1,710
Income taxes	1,191	920

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Peoples Federal Savings Bank (the “Bank”) and Peoples Funding Corporation, as of March 31, 2013 (unaudited) and September 30, 2012.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three and six months ended March 31, 2013 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2012.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  The effective date is the same as the effective date of Update 2011-11.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In February 2013, the FASB issued ASU 2013-02, “Other Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods presented, including interim periods.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this guidance did not have an impact the Company’s results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04, “Liabilities — Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.”  The amendments in this ASU provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  The guidance improves financial reporting for users of financial statements by increasing comparability among the financial statements of entities with obligations within the scope of this ASU and reduces the complexity and cost for preparers of financial statements by providing a specific recognition and measurement model for those liabilities.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligation resulting from joint and severable liability arrangements within the scope of this ASU that exist at the beginning of an entity’s fiscal year of adoption.  An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact.  Early adoption is permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”  The amendments in this ASU clarify the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP.  The amendments resolve the diversity in practice about whether the guidance in Subtopic 830-30 applies to the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  Likewise, the amendments resolve the diversity in practice about whether Subtopic 830-30 applies to the release of the cumulative translation adjustment when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity.  The amendments improve current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) that is a nonprofit activity or business.  The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The amendments should be applied prospectively to derecognition events occurring after the effective date.  Prior periods should not be adjusted.  Early adoption is permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements — Liquidation Basis of Accounting.”  The amendments in this ASU clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  The amendments are effective for all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940 (the 1940 Act) and are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments.  Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.  The adoption of this guidance did not have any impact on the Company’s results of operations or financial position.

NOTE 4 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
March 31, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$10,000	$33	$—	$10,033
Mortgage-backed securities	5,842	75	—	5,917
Total securities available-for-sale	$15,842	$108	$—	$15,950

Securities Held-to-Maturity
Mortgage-backed securities	$20,627	$477	$—	$21,104
Total securities held-to-maturity	$20,627	$477	$—	$21,104

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$17,000	$57	$—	$17,057
Mortgage-backed securities	4,464	132	—	4,596
Total securities available-for-sale	$21,464	$189	$—	$21,653

Securities Held-to-Maturity
Mortgage-backed securities	$25,921	$825	$—	$26,746
Total securities held-to-maturity	$25,921	$825	$—	$26,746

As of March 31, 2013 and September 30, 2012, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of March 31, 2013.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)

Due in 1 year or less	$2,000	$2,005	$—	$—
Due after 1 year through 5 years	8,000	8,028	—	—
	10,000	10,033	—	—
Mortgage-backed securities	5,842	5,917	20,627	21,104
	$15,842	$15,950	$20,627	$21,104

During the three and six months ended March 31, 2013 and 2012, respectively, there were no sales of available-for-sale or held-to-maturity securities.

There were no securities of issuers with an amortized cost basis or fair value, which exceeded 10% of stockholders’ equity as of March 31, 2013 and September 30, 2012.

As of March 31, 2013 and September 30, 2012, securities with a carrying amount totaling $15,950,000 and $35,393,000, respectively, were pledged to secure FHLB borrowings.

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

At March 31, 2013 and September 30, 2012, there were no debt securities with unrealized losses.

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

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	March 31, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$293,281	64.8%	$297,412	65.5%
Multi-family	65,300	14.4	66,651	14.7
Commercial real estate	59,818	13.2	64,431	14.2
Construction loans	18,249	4.1	11,174	2.4
Total mortgage loans	436,648	96.5	439,668	96.8
Consumer loans	6,166	1.4	6,867	1.5
Commercial loans	9,696	2.1	7,823	1.7
Total loans	452,510	100.0%	454,358	100.0%
Deferred loan origination costs, net	566		567
Allowance for loan losses	(4,058)		(3,891)
Loans, net	$449,018		$451,034

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential loans, commercial real estate, construction, consumer and commercial.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential loans:   The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent.  All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Construction loans:  Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price and market conditions.

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

The following tables set forth information pertaining to the allowance for loan losses and principal balance of loans by portfolio segment:

	Three and Six Months Ended March 31, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four-family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended March 31, 2013:
Balance at beginning of period	$1,957	$740	$646	$179	$146	$117	$222	$4,007
Provision (benefit) for loan losses	4	23	91	40	(25)	(16)	(37)	80
Recoveries of loans previously charged-off	—	—	—	—	1	1	—	2
	1,961	763	737	219	122	102	185	4,089
Loans charged-off	(25)	—	—	—	(6)	—	—	(31)
Balance at end of period	$1,936	$763	$737	$219	$116	$102	$185	$4,058

Six months ended March 31, 2013:
Balance at beginning of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891
Provision (benefit) for loan losses	114	4	(31)	85	(33)	9	52	200
Recoveries of loans previously charged-off	—	—	—	—	4	1	—	5
	1,961	763	737	219	128	103	185	4,096
Loans charged-off	(25)	—	—	—	(12)	(1)	—	(38)
Balance at end of period	$1,936	$763	$737	$219	$116	$102	$185	$4,058

As of March 31, 2013:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,936	763	737	219	116	102	185	4,058
	$1,936	$763	$737	$219	$116	$102	$185	$4,058

Loans ending balances:
Individually evaluated for impairment	$—	$159	$896	$—	$—	$11		$1,066
Collectively evaluated for impairment	293,281	65,141	58,922	18,249	6,166	9,685		451,444
	$293,281	$65,300	$59,818	$18,249	$6,166	$9,696		$452,510

	Three and Six Months Ended March 31, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended March 31, 2012:
Balance at beginning of period	$1,809	$574	$553	$294	$92	$63	$113	$3,498
Provision (benefit) for loan losses	(120)	122	115	(121)	105	62	(38)	125
Recoveries of loans previously charged-off	—	—	—	—	—	1	—	1
	1,689	696	668	173	197	126	75	3,624
Loans charged-off	—	—	—	—	(35)	(23)	—	(58)
Balance at end of period	$1,689	$696	$668	$173	$162	$103	$75	$3,566

Six months ended March 31, 2012:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	139	95	(2)	(119)	106	83	(52)	250
Recoveries of loans previously charged-off	—	—	—	—	—	3	—	3
	1,689	696	668	173	197	126	75	3,624
Loans charged-off	—	—	—	—	(35)	(23)	—	(58)
Balance at end of period	$1,689	$696	$668	$173	$162	$103	$75	$3,566

As of March 31, 2012:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,689	696	668	173	162	103	75	3,566
	$1,689	$696	$668	$173	$162	$103	$75	$3,566

Loans ending balances:
Individually evaluated for impairment	$—	$1,991	$1,877	$—	$—	$—		$3,868
Collectively evaluated for impairment	264,980	65,528	61,859	13,870	7,662	7,055		420,954
	$264,980	$67,519	$63,736	$13,870	$7,662	$7,055		$424,822

	Year Ended September 30, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	297	158	98	(158)	67	72	6	540
Recoveries of loans previously charged-off	—	—	—	—	38	4	—	42
	1,847	759	768	134	196	116	133	3,953
Loans charged-off	—	—	—	—	(39)	(23)	—	(62)
Balance at end of year	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,847	759	768	134	157	93	133	3,891
	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Loans ending balances:
Individually evaluated for impairment	$—	$1,968	$1,868	$—	$—	$13		$3,849
Collectively evaluated for impairment	297,412	64,683	62,563	11,174	6,867	7,810		450,509
	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823		$454,358

Non-accrual and Past-due Loans

Residential loans are generally placed on non-accrual when reaching 90 days past due or in process of foreclosure.  All closed-end consumer loans 90 days or more past due and any equity line reaching 90 days past due or in the process of foreclosure are placed on non-accrual status.  Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan.  Commercial real estate loans and commercial business loans which are 90 days or more past due are generally placed on non-accrual status, unless adequately secured and in the process of collection.  When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans.  A loan can be returned to accrual status when collectibility of all contractual principal and interest is reasonably assured and the loan has performed for a period of time, generally six months.

The following tables set forth information regarding non-accrual and past-due loans:

	Age Analysis of Past Due Loans
	March 31, 2013
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$1,012	$705	$1,084	$2,801	$290,480	$293,281	$1,084
Multi-family	159	—	—	159	65,141	65,300	—
Commercial real estate	2,850	—	896	3,746	56,072	59,818	896
Construction loans	—	—	—	—	18,249	18,249	—
Total mortgage loans	4,021	705	1,980	6,706	429,942	436,648	1,980
Consumer loans	36	4	19	59	6,107	6,166	19
Commercial loans	28	—	—	28	9,668	9,696	—
Total	$4,085	$709	$1,999	$6,793	$445,717	$452,510	$1,999

	Age Analysis of Past Due Loans
	September 30, 2012
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$1,311	$526	$1,536	$3,373	$294,039	$297,412	$1,536
Multi-family	—	—	—	—	66,651	66,651	—
Commercial real estate	718	—	1,868	2,586	61,845	64,431	1,868
Construction loans	—	—	—	—	11,174	11,174	—
Total mortgage loans	2,029	526	3,404	5,959	433,709	439,668	3,404
Consumer loans	52	2	—	54	6,813	6,867	—
Commercial loans	1	—	13	14	7,809	7,823	13
Total	$2,082	$528	$3,417	$6,027	$448,331	$454,358	$3,417

There were no loans greater than 90 days past due and still accruing at March 31, 2013 (unaudited) and September 30, 2012.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	March 31, 2013			September 30, 2012
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(Unaudited)
	(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	159	159	—	1,968	1,968	—
Commercial real estate	896	896	—	1,868	1,868	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	11	11	—	13	13	—
	$1,066	$1,066	$—	$3,849	$3,849	$—

	Three Months Ended March 31,
	2013			2012
	Average	Interest Income		Average
	Recorded	(Expense) Recognized		Recorded	Interest Income Recognized
	Investment	Total	Cash Basis	Investment	Total	Cash Basis
	(Unaudited)
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	473	4	—	1,994	23	—
Commercial real estate	1,004	—	—	2,054	29	—
Construction loans	40	1	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	13	—	—	—	—	—
	$1,530	$5	$—	$4,048	$52	$—

							Year Ended
	Six Months Ended March 31,						September 30,
	2013			2012			2012
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$—
Multi-family	1,113	34	—	1,977	47	—	1,977
Commercial real estate	1,275	—	—	2,280	74	14	2,090
Construction loans	22	1	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—
Commercial loans	13	1	—	—	—	—	1
	$2,423	$36	$—	$4,257	$121	$14	$4,068

At March 31, 2013 and 2012 and September 30, 2012, there were no impaired loans with a valuation allowance.  As of March 31, 2013, no additional funds were committed to be advanced to borrowers with impaired loans.

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

During the three months ended March 31, 2013 and 2012, there were no loans modified as part of a troubled debt restructuring.  There were no TDR agreements entered into during the three months ended March 31, 2013 and 2012 that subsequently defaulted.

The following table sets forth the information pertaining to troubled debt restructurings entered into during the periods indicated:

	Six Months Ended March 31,
	2013			2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	1	$522	$—	1	$1,816	$1,816
Construction	1	79	—	—	—	—
	2	$601	$—	1	$1,816	$1,816

During the six months ended March 31, 2013, the Company advanced $79,000 in additional funds to complete construction on three remaining units on an existing multi-family condominium loan with an outstanding balance of $522,000.  As of March 31, 2013, both loans were paid off and all delinquent principal and interest was recovered.

During the six months ended March 31, 2012, the Company extended and reclassified an accruing TDR construction loan, in the amount of $1,816,000, to an accruing multi-family residential TDR mortgage loan, due to the completion of construction.  At March 31, 2012, this loan was accruing and performing in accordance with its modified terms and conditions.  There were no TDR agreements entered into during the six months ended March 31, 2012 that subsequently defaulted.

At March 31, 2013, TDRs amounted to $896,000 and consisted of an existing commercial real estate TDR that was modified prior to September 30, 2012.  In this case, the loan modification was due to an extension of maturity for a borrower experiencing financial difficulty.  At March 31, 2013, this loan was not performing in accordance with the TDR agreement and remained on non-accrual.

At March 31, 2012, TDRs amounted to $3,693,000 and consisted of one loan with a balance of $1,816,000, as described above, and one commercial real estate loan with a balance of $1,877,000 that was modified prior to September 30, 2011.  In this case, the loan modification was due to an extension of maturity for a borrower experiencing financial difficulty.

At March 31, 2013 and 2012, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance.  There were no commitments to lend additional funds to borrowers with restructured loans at March 31, 2013 and 2012.

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

On an annual basis, or more often if needed, the Company formally reviews the loan risk rating on all multi-family, commercial real estate, construction and commercial loans.  At least annually, the Company engages an independent third-party to review a significant portion of loans within these loan segments.  Management uses the results of the independent review as part of its annual review process.  For all one-to four-family residential loans and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	March 31, 2013
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Pass	$290,973	$62,961	$51,660	$18,249	$5,701	$9,685	$439,229
Special Mention	—	2,339	6,335	—	465	—	9,139
Substandard	2,308	—	1,823	—	—	11	4,142
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$293,281	$65,300	$59,818	$18,249	$6,166	$9,696	$452,510

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2012
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$294,917	$61,943	$53,609	$9,646	$6,867	$7,210	$434,192
Special Mention	—	1,969	6,449	1,528	—	600	10,546
Substandard	2,495	2,739	4,373	—	—	13	9,620
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823	$454,358

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2013 and September 30, 2012.

The Company’s trading securities are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

The following summarizes assets measured at fair value at March 31, 2013 and September 30, 2012:

Assets Measured at Fair Value on a Recurring Basis

	March 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)

Trading securities	$955	$—	$—	$955
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	10,033	—	10,033
Mortgage-backed securities	—	5,917	—	5,917
Total assets	$955	$15,950	$—	$16,905

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Trading securities	$976	$—	$—	$976
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	17,057	—	17,057
Mortgage-backed securities	—	4,596	—	4,596
Total assets	$976	$21,653	$—	$22,629

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2013 and September 30, 2012, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the three and six months ended March 31, 2013 and fiscal year ended September 30, 2012.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$56,500	$56,500	$—	$—	$56,500
Trading securities	955	955	—	—	955
Securities available-for-sale	15,950	—	15,950	—	15,950
Securities held-to-maturity	20,627	—	21,104	—	21,104
Federal Home Loan Bank stock	3,775	—	—	3,775	3,775
Loans, net	449,018	—	—	455,132	455,132
Accrued interest receivable	1,484	—	—	1,484	1,484

Financial liabilities:
Deposits	428,795	—	—	429,348	429,348
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	27,000	—	—	27,380	27,380

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,241	$36,241	$—	$—	$36,241
Trading securities	976	976	—	—	976
Securities available-for-sale	21,653	—	21,653	—	21,653
Securities held-to-maturity	25,921	—	26,746	—	26,746
Federal Home Loan Bank stock	4,014	—	—	4,014	4,014
Loans, net	451,034	—	—	459,533	459,533
Accrued interest receivable	1,589	—	—	1,589	1,589

Financial liabilities:
Deposits	416,748	—	—	417,254	417,254
Short-term borrowings	8,000	—	—	8,000	8,000
Long-term debt	25,000	—	—	25,693	25,693

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$545	$588	$1,226	$1,413
Less: Undistributed earnings allocated to participating securities	(20)	(11)	(46)	(13)
Net income allocated to common stock	$525	$577	$1,180	$1,400

Average number of common shares issued	6,604,861	7,141,500	6,656,694	7,141,500
Less: Average treasury shares	—	(273,515)	—	(260,721)
Less: Average unallocated ESOP shares	(485,543)	(514,110)	(489,154)	(517,700)
Less: Average unvested restricted stock awards	(225,204)	(122,122)	(232,325)	(60,727)
Average number of common shares outstanding used to calculate basic earnings per common share	5,894,114	6,231,753	5,935,215	6,302,352
Add: Dilutive effect of unvested restricted stock awards	20,063	4,456	37,965	2,228
Average number of common shares outstanding used to calculate diluted earnings per common share	5,914,177	6,236,209	5,973,180	6,304,580

Earnings per common share (basic and diluted)	$0.09	$0.09	$0.20	$0.22

For the three and six months ended March 31, 2013 and 2012, stock options to purchase 584,480 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

Compensation expense recognized for the three and six months ended March 31, 2013 and 2012 (unaudited) was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)

ESOP expense	$127	$109	$248	$204

Shares held by the ESOP trust were as follows:

	March 31, 2013	September 30, 2012
	(Unaudited)

Allocated	84,807	56,241
Committed to be released	7,142	21,425
Unallocated	478,480	492,763
	570,429	570,429

The fair value of the unallocated shares was $9,275,000 and $8,885,000 at March 31, 2013 and September 30, 2012, respectively.

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

The following is a summary of stock options and activity under the Stock Plan for the six months ended March 31, 2013:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(Unaudited)
(In thousands)
Outstanding at September 30, 2012	584,480	$15.47	9.4	$2,309
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2013	584,480	$15.47	8.9	$2,271

Exercisable at March 31, 2013	116,896	$15.47	8.9	$424

For the three months ended March 31, 2013 and 2012, the share-based compensation expense applicable to the stock options was $115,000 and $77,000, respectively and the recognized tax benefit related to this expense was $23,000 and $31,000, respectively.

For the six months ended March 31, 2013 and 2012, the share-based compensation expense applicable to the stock options was $231,000 and $77,000, respectively and the recognized tax benefit related to this expense was $33,000 and $31,000, respectively.

As of March 31, 2013 and September 30, 2012, the unrecognized share-based compensation expense related to the non-vested stock options was $1.8 million and $2.0 million, respectively.  As of March 31, 2013, this amount is expected to be recognized over a weighted-average period of 3.9 years.

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

The following table presents the status of non-vested restricted stock awards under the Stock Plan for the six months ended March 31, 2013:

		Weighted
		Average
	Number	Grant-date
	of Shares	Fair Value
	(Unaudited)
Non-vested restricted stock awards at September 30, 2012	281,700	$15.47
Restricted shares granted	—	—
Shares vested	(56,340)	15.47
Forfeited	—	—
Non-vested restricted stock awards at March 31, 2013	225,360	$15.47

For the three months ended March 31, 2013 and 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $218,000 and $145,000, respectively, and the recognized tax benefit related to this expense was $87,000 and $58,000, respectively.

For the six months ended March 31, 2013 and 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $436,000 and $145,000, respectively, and the recognized tax benefit related to this expense was $174,000 and $58,000, respectively.

As of March 31, 2013 and September 30, 2012, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $3.3 million and $3.8 million, respectively.  As of March 31, 2013, this amount is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock Unit Awards

As of March 31, 2013, there were no restricted stock unit awards granted under the Stock Plan.

NOTE 9 — DIVIDEND DECLARED

On April 17, 2013, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.04 per share on the Company’s common stock.  The dividend is payable to stockholders of record as of May 6, 2013 and is expected to be paid on May 17, 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2013 (unaudited) and September 30, 2012 and results of operations at and for three and six months ended March 31, 2013 and 2012 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The results of operations for the three and six months ended March 31, 2013 is not necessarily indicative of results for the fiscal year ending September 30, 2013.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2013 (Unaudited) and September 30, 2012

At March 31, 2013, our total assets were $578.3 million, an increase of $7.5 million, or 1.3%, from our total assets of $570.8 million at September 30, 2012.  Loans, net decreased $2.0 million, or 0.5%, to $449.0 million at March 31, 2013 from $451.0 million at September 30, 2012.  Investment securities decreased to $36.6 million at March 31, 2013 from $47.6 million at September 30, 2012, due primarily to maturities/calls of U.S. government and agency securities and repayments on mortgage-backed securities.  At March 31, 2013, cash and cash equivalents totaled $56.5 million as compared to $36.2 million at September 30, 2012, representing a $20.3 million increase, or 56.1%.  The increase was mainly due to the increase in deposits and maturities, calls and repayments on securities offset by funding of loan originations.

Deposits increased $12.0 million, or 2.9%, to $428.8 million at March 31, 2013 from $416.7 million at September 30, 2012.  The increase resulted in part from increases in money markets to $155.5 million from $152.6 million, in NOWs to $38.9 million from $37.1 million, in demand deposits to $51.0 million from $49.2 million and in savings to $55.8 million from $50.1 million at March 31, 2013 and September 30, 2012, respectively.  The increases were offset by decreases in term certificates to $127.6 million at March 31, 2013 from $127.7 million at September 30, 2012.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$50,981	11.9%	$49,165	11.8%
NOW deposits	38,948	9.1	37,134	8.9
Money market deposits	155,491	36.2	152,572	36.6
Savings	55,775	13.0	50,130	12.0
Total non-certificate accounts	301,195	70.2	289,001	69.3
Term certificates	127,600	29.8	127,747	30.7
Total deposits	$428,795	100.0%	$416,748	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	March 31, 2013		September 30, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$77,881	0.76%	$91,976	0.94%
Over 1 year to 2 years	35,488	1.25	22,836	1.39
Over 2 years to 3 years	7,252	1.61	7,522	1.66
Over 3 years to 4 years	4,458	1.60	1,371	1.45
Over 4 years to 5 years	2,521	1.73	4,042	1.90
	$127,600	0.99%	$127,747	1.10%

Borrowings, consisting of short-term and long-term Federal Home Loan Bank (“FHLB”) advances, remained at $33.0 million at March 31, 2013 and September 30, 2012.  During the quarter ended March 31, 2013, the Company repaid maturing short-term and long-term advances totaling $6.0 million with a weighted average rate of 0.85% and borrowed $6.0 million of short-term and long-term advances with a weighted average rate of 0.65% to provide additional liquidity and extend the average maturity of the portfolio of borrowed funds.

The following table sets forth the weighted average rate by type for the Company’s FHLB advances at the dates indicated:

	March 31, 2013			September 30, 2012
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)

Federal Home Loan Bank advances:
Short-term	$6,000		0.39%	$8,000		0.34%
Long-term	27,000	(1)	2.14	25,000	(1)	2.34
	$33,000		1.82%	$33,000		1.86%

(1)  Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49%.

Total equity decreased to $108.2 million at March 31, 2013 from $110.5 million at September 30, 2012.  The decrease resulted primarily due to dividends paid of $1.9 million and the purchase and retirement of 147,200 shares of the Company’s common stock totaling $2.5 million, in the open market at an average price of $17.31 per share, as part of the stock repurchase plan.  The decrease was offset in part by net income of $1.2 million, equity incentive plan expense of $666,000 and ESOP stock released and committed to be released of $248,000 for the six months ended March 31, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012 (Unaudited)

General.  We recorded net income of $545,000 for the three months ended March 31, 2013 compared to net income of $588,000 for the three months ended March 31, 2012.  Net interest and dividend income decreased to $4.1 million for the three months ended March 31, 2013 compared to $4.2 million for the three months ended March 31, 2012.  Provisions for loan losses decreased to $80,000 for the 2013 quarter from $125,000 for the 2012 quarter.  Non-interest income increased to $488,000 for the 2013 quarter from $375,000 for the comparable 2012 period.  Non-interest expense remained at $3.6 million for both the three month periods ended March 31, 2013 and 2012.

Interest and Dividend Income.  Total interest and dividend income decreased to $4.8 million for the three months ended March 31, 2013 compared to $5.1 million for the three months ended March 31, 2012.  Average interest-earning assets increased to $539.8 million for the 2013 period compared to $511.0 million for the 2012 period while the average yield on interest-earning assets decreased to 3.53% from 3.97% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $4.6 million for the three months ended March 31, 2013 as compared to $4.8 million for the three months ended March 31, 2012.  The average balance of our loans increased for the three month period ended March 31, 2013 to $449.5 million from $413.6 million for the period ended March 31, 2012.  The average yield on loans decreased to 4.11% from 4.65%, reflecting decreases in interest rates on our adjustable-rate loan products, as well as lower rates on newly originated loans based on lower market interest rates.  Interest income on taxable securities decreased to $120,000 for the three months ended March 31, 2013 from $242,000 for the three months ended March 31, 2012, reflecting the decrease in the average balance of such securities to $35.6 million from $63.0 million.  Additionally, the average yield on such securities decreased to 1.35% for the quarter ended March 31, 2013 from 1.54% for the quarter ended March 31, 2012, as current investment purchases carried a lower yield.

Interest Expense.  Interest expense decreased $121,000, or 14.6%, to $705,000 for the three months ended March 31, 2013 from $826,000 for the three months ended March 31, 2012.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2013 period to 0.69%, compared to an average rate paid of 0.85% in the 2012 period, which more than offset an increase of $22.4 million in the average balance of such deposits and borrowings to $408.9 million for the 2013 quarter from $386.5 million during the 2012 quarter.

Interest expense on term certificates decreased to $329,000 for the three months ended March 31, 2013 from $363,000 for the three months ended March 31, 2012, as the average balance of such certificates increased to $129.1 million from $125.8 million, and the average rate paid on these certificates decreased to 1.02% for the quarter ended March 31, 2013 from 1.15% for the quarter ended March 31, 2012.  The increase in the average balance of our term certificates resulted primarily from our customers seeking higher returns versus those offered in other deposit account in the average types.  Interest expense on money market accounts decreased to $200,000 for the quarter ended March 31, 2013 from $288,000 for the quarter ended March 31, 2012, a decrease of $88,000, or 30.6%, as the average cost of these accounts decreased to 0.51% for the quarter ended March 31, 2013 from 0.74% for the quarter ended March 31, 2012, reflecting lower market rates.  The average balance of these accounts remained at $155.6 million, during both the quarter ended March 31, 2013 and 2012.  Interest expense on borrowings, which consisted solely of advances from the Federal Home Loan Bank of Boston, was $150,000 for the quarter ended March 31, 2013 and $140,000 for the comparable 2012 period.  The increase resulted from a $12.4 million increase in the average balance of these advances, offset in part by a 91 basis points decrease in the average cost of the borrowings to 1.82% from 2.73% for the comparable 2012 quarter.

Net Interest and Dividend Income.  Net interest and dividend income decreased to $4.1 million for the three months ended March 31, 2013 from $4.2 million for the March 31, 2012 period.  Net interest and dividend income for the quarter ended March 31, 2013 was impacted by lower market interest rates on our loan and securities portfolio and the change in the overall mix of our interest-earning assets.  In addition, the increase in the average balance of our deposits and borrowings and low loan growth during the period led to increased liquidity that also negatively impacted net interest and dividend income.  Our interest rate spread and net interest margin both decreased period to period.  The net interest rate spread and net interest margin were 2.84% and 3.01%, respectively, for the quarter ended March 31, 2013, compared to 3.12% and 3.32%, respectively, for the comparable 2012 quarter.  The ratio of our average interest-earning assets to average interest-bearing liabilities remained at 1.32x for both the quarter ended March 31, 2013 and 2012.

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

Based on the above factors, we recorded an $80,000 provision for loan losses for the three months ended March 31, 2013 as compared to a $125,000 provision for loan losses for the three months ended March 31, 2012.  The allowance for loan losses was $4.1 million, or 0.9% of total loans, at March 31, 2013 as compared to $3.9 million, or 0.9% of total loans, at September 30, 2012 and $3.6 million or 0.8% at March 31, 2012.  Total non-performing assets were $2.0 million at March 31, 2013 compared to $3.4 million at September 30, 2012.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2013 and 2012.

Non-interest Income.  Non-interest income increased to $488,000 for the three months ended March 31, 2013 from $375,000 for the three months ended March 31, 2012.  The increase was due to a $39,000 increase in the net gain on sales of mortgage loans to $46,000 for the quarter ended March 31, 2013 compared to $7,000 for the March 31, 2012 period.  In addition, income derived from life insurance policies increased to $181,000 from $171,000, loan servicing fees, net of costs increased to $6,000 from ($26,000) and other income increased to $62,000 from $17,000 for the quarter ended March 31, 2013 compared to the March 31, 2012 period.  These increases were offset by a decrease in customer service fees to $193,000 during the quarter ended March 31, 2013 from $206,000 for the comparable 2012 period.

Non-interest Expense.  Non-interest expense remained at $3.6 million for both the three month periods ended March 31, 2013 and 2012.  During the periods, changes to non-interest expense included professional fees (which increased to $177,000 from $121,000), data processing expenses (which increased to $211,000 from $204,000), deposit insurance expense, consisting of FDIC premiums (which increased to $61,000 from $50,000), other expense (which increased to $257,000 from $206,000) and occupancy expense (which increased to $249,000 from $244,000).  The increases were offset by decreases in salaries and employee benefits (which decreased to $2.4 million from $2.5 million), advertising expense (which decreased to $108,000 from $161,000), and equipment expense (which decreased to $101,000 from $112,000).

Provision for Income Taxes.  The provision for income taxes was $360,000 for the three months ended March 31, 2013 compared to $327,000 for the three months ended March 31, 2012.  Pre-tax income for the three months ended March 31, 2013 was $905,000 as compared to $915,000 for the comparable period ended March 31, 2012.  Our effective tax rate was 39.8% for the three months ended March 31, 2013 compared to 35.7% for the three months ended March 31, 2012.  The increase in the effective tax rate was primarily due to the disallowance of the expense related to the non-qualified stock options.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and 2012 (Unaudited)

General.  We recorded net income of $1.2 million for the six months ended March 31, 2013 compared to net income of $1.4 million for the six months ended March 31, 2012.  Net interest and dividend income decreased period over period to $8.3 million from $8.5 million, non-interest income increased $152,000 to $980,000 for the six months ended March 31, 2013 from $828,000 for the six months ended March 31, 2012 and non-interest expense increased to $7.0 million for the six months ended March 31, 2013 from $6.9 million for the six months ended March 31, 2012.

Interest and Dividend Income.  Total interest and dividend income decreased $441,000 to $9.8 million for the six months ended March 31, 2013 from $10.2 million for the six months ended March 31, 2012.  Average interest-earning assets increased to $536.8 million for the 2013 period from $501.8 million for the 2012 period; however, the average yield on interest-earning assets decreased 43 basis points to 3.65% from 4.08% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates on new assets.

Interest income on loans decreased to $9.5 million for the six months ended March 31, 2013 from $9.7 million for the six months ended March 31, 2012, as the average balance of our loans increased to $451.1 million from $411.6 million but the average yield on loans decreased to 4.20% from 4.70%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities decreased to $270,000 for the six months ended March 31, 2013 from $513,000 for the six months ended March 31, 2012, reflecting the decrease in the average balance of such securities to $38.9 million from $59.3 million.  The average yield on such securities decreased to 1.39% for the six months ended March 31, 2013 from 1.73% for the same period in 2012.

Interest Expense.  Interest expense decreased $250,000, or 14.6%, to $1.5 million for the six months ended March 31, 2013 from $1.7 million for the six months ended March 31, 2012.  The decrease reflected a 16 basis point decrease in the average rate paid on deposits and borrowings in the 2013 period to 0.72%, compared to an average rate paid of 0.88% in the 2012 period, and an increase of $16.2 million in the average balance of such deposits and borrowings to $405.0 million for the 2013 period from $388.8 million during the 2012 period.

Interest expense on money market accounts decreased to $435,000 for the six months ended March 31, 2013 from $565,000 for the six months ended March 31, 2012, a decrease of $130,000, or 23.0%, reflecting a decrease in average costs on these accounts to 0.56% for the six months ended March 31, 2013 from 0.74% for the 2012 period.  The average balance of these accounts increased to $154.3 million for the six months ended March 31, 2013 as compared to $153.6 million for the March 31, 2012 period.  Interest expense on term certificates decreased to $681,000 for the six months ended March 31, 2013 from $820,000 for the six months ended March 31, 2012, as the average balance of such certificates decreased to $128.4 million from $132.4 million, and the average rate paid on these certificates decreased to 1.06% for the six months ended March 31, 2013 from 1.24% for the six months ended March 31, 2012.  The increase in average balances of our money market deposit accounts resulted primarily from our customers seeking higher returns in our certificate accounts which we competitively priced, while the decrease in the average cost of such money market and other deposits reflected the re-pricing in response to interest rate cuts initiated by the Federal Reserve Board and the lower market interest rates resulting from such cuts.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $300,000 for the six months ended March 31, 2013 versus $262,000 for the six months ended March 31, 2012, due to higher average balances offset by lower rates paid on such borrowings.

Net Interest and Dividend Income.  Net interest and dividend income decreased to $8.3 million for the six months ended March 31, 2013 from $8.5 million for the six months ended March 31, 2012 resulting primarily from the impact of lower market interest rates on our loan portfolio, offset in part, by the increase in the average balance of our income-earning assets, including net loans, over the period.  While net loans have increased for the six months ended March 31, 2013 versus March 31, 2012, refinancing activity within the portfolio has caused the average rate on those loans to decline to 4.20% at March 31, 2013 from 4.70% at March 31, 2012.  Our interest rate spread and net interest margin both decreased period to period.  The interest rate spread and net interest margin were 2.93% and 3.10%, respectively, during the six months ended March 31, 2013 compared to 3.20% and 3.40%, respectively, for the six months ended March 31, 2012.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities increased to1.33x during the six months ended March 31, 2013 from 1.29x during the six months ended March 31, 2012.  The decrease in our interest rate spread, net interest margin and increase in our ratio of average interest-earning assets to average interest-bearing liabilities all reflect lower deposit costs, an increase in loans and investments and the reduction in cash and cash equivalents during the period.

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

Based on the above factors, we recorded a $200,000 provision for loan losses for the six months ended March 31, 2013 and a $250,000 provision for the six months ended March 31, 2012.  The allowance for loan losses was $4.1 million and $3.6 million, respectively, at March 31, 2013 and 2012.  The allowance for loan losses to total loans was 0.9% and 0.8%, respectively, for the periods ended March 31, 2013 and 2012.  Non-performing assets totaled $2.0 million or 0.4% of total assets, at March 31, 2013, as compared to $2.5 million, or 0.4% of total assets, at September 30, 2012.  Classified assets decreased during the six months ended March 31, 2013 to $4.1 million as compared to $9.6 million as of September 30, 2012.  The decrease in classified assets is primarily due to a reduction in classifications in the multi-family segment, which decreased 100% at March 31, 2013 from $2.7 million at September 30, 2012.  In addition, classified assets in the commercial real estate segment declined to $1.8 million from $4.4 million, during the same period.  Loans classified in the one-to four-family segment also decreased to $2.3 million at March 31, 2013 from $2.5 million at September 30, 2012.

We used the same methodology in assessing the allowance for both the six months ended March 31, 2013 and March 31, 2012.  We considered the qualitative factors including current loan delinquency trends, loan classification trends and the greater Boston real estate market and their impact on our loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended March 31, 2013.

Non-interest Income.  Non-interest income increased to $980,000 for the six months ended March 31, 2013 from $828,000 for the six months ended March 31, 2012.  The increase was primarily due to the increase in net gains on sales of mortgage loans of $140,000, loan servicing fees of $27,000 and the cash surrender value of life insurance of $14,000.  The increases were offset, in part, by the decrease in customer service fees of $12,000 and other income of $17,000.

Non-interest Expense.  Non-interest expense increased $149,000 or 2.2%, to $7.0 million for the six months period ended March 31, 2013 from $6.9 million for the six months period ended March 31, 2012.  The increase in non-interest expense was primarily attributable to increases in salaries and employee benefits (which increased to $4.7 million from $4.6 million), occupancy expense (which increased to $478,000 from $460,000), professional fees (which increased to $294,000 from $224,000), data processing expense (which increased to $419,000 from $400,000) and FDIC insurance premiums (which increased to $130,000 from $110,000).  The increases were offset in part by decreases in equipment expense (which decreased to $207,000 from $224,000), advertising expense (which decreased to $237,000 from $308,000), and other expense (which decreased to $514,000 from $526,000).  The increase in non-interest expense is related in part to the increased compensation and benefit costs as well as other costs related to operation as a public company.

Provision for Income Taxes.  The provision for income taxes was $874,000 for the six months ended March 31, 2013 compared to $825,000 for the six months ended March 31, 2012, reflecting pre-tax income in the 2013 period of $2.1 million versus pre-tax income of $2.2 million for the 2012 period.  Our effective tax rate was 41.6% for the six months ended March 31, 2013 compared to 36.9% for the six months ended March 31, 2012.

The following tables set forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2013				2012
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$449,549		$4,619	4.11%	$413,633		$4,806	4.65%
Taxable securities (3)	35,566		120	1.35	63,024		242	1.54
Other interest-earning assets	50,678		26	0.21	30,137		17	0.23
FHLB stock	3,958		4	0.40	4,253		6	0.56
Total interest-earning assets	539,751		4,769	3.53	511,047		5,071	3.97
Non-interest-earning assets	36,427				37,945
Total assets	$576,178				$548,992

Interest-bearing liabilities:
Deposits:
Savings	$53,538		20	0.15	$48,052		24	0.20
Money market accounts	155,630		200	0.51	155,579		288	0.74
NOW accounts	37,683		6	0.06	36,600		11	0.12
Term certificates	129,105		329	1.02	125,809		363	1.15
Total deposits	375,956		555	0.59	366,040		686	0.75
FHLB advances	32,911		150	1.82	20,484		140	2.73
Total interest-bearing liabilities	408,867		705	0.69	386,524		826	0.85
Demand deposits	49,945				39,909
Other non-interest-bearing liabilities	9,088				8,530
Total non-interest-bearing liabilities	59,033				48,439
Total liabilities	467,900				434,963
Stockholders’ equity	108,278				114,029
Total liabilities and stockholders’ equity	$576,178				$548,992

Net interest income			$4,064				$4,245
Net interest rate spread (4)				2.84%				3.12%
Net interest-earning assets (5)	$130,884				$124,523
Net interest margin (6)				3.01%				3.32%
Ratio of interest-earning assets to total interest-bearing liabilities	1.32	x			1.32	x

(1)         Yields are annualized.

(2)         Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)         Average balances are presented at average amortized cost.

(4)         Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)         Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended March 31,
	2013				2012
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$451,068		$9,472	4.20%	$411,602		$9,673	4.70%
Taxable securities (3)	38,850		270	1.39	59,259		513	1.73
Other interest-earning assets	42,874		44	0.21	26,606		41	0.31
FHLB stock	3,986		9	0.45	4,296		9	0.42
Total interest-earning assets	536,778		9,795	3.65	501,763		10,236	4.08
Non-interest-earning assets	37,108				49,747
Total assets	$573,886				$551,510

Interest-bearing liabilities:
Deposits:
Savings	$52,161		39	0.15	$47,891		48	0.20
Money market accounts	154,320		435	0.56	153,557		565	0.74
NOW accounts	37,381		12	0.06	36,005		22	0.12
Term certificates	128,426		681	1.06	132,403		820	1.24
Total deposits	372,288		1,167	0.63	369,856		1,455	0.79
FHLB advances	32,681		300	1.84	18,929		262	2.77
Total interest-bearing liabilities	404,969		1,467	0.72	388,785		1,717	0.88
Demand deposits	50,299				39,439
Other non-interest-bearing liabilities	9,367				8,644
Total non-interest-bearing liabilities	59,666				48,083
Total liabilities	464,635				436,868
Stockholders’ equity	109,251				114,642
Total liabilities and stockholders’ equity	$573,886				$551,510

Net interest income			$8,328				$8,519
Net interest rate spread (4)				2.93%				3.20%
Net interest-earning assets (5)	$131,809				$112,978
Net interest margin (6)				3.10%				3.40%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33	x			1.29	x

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

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$417	$(604)	$(187)
Taxable securities (2)	(105)	(17)	(122)
Other interest-earning assets	11	(2)	9
FHLB stock	—	(2)	(2)
Total interest-earning assets	323	(625)	(302)

Interest-bearing liabilities:
Deposits:
Savings	3	(7)	(4)
Money market accounts	—	(88)	(88)
NOW accounts	—	(5)	(5)
Term certificates	10	(44)	(34)
Total deposits	13	(144)	(131)
FHLB advances	85	(75)	10
Total interest-bearing liabilities	98	(219)	(121)
Increase (decrease) in net interest income	$225	$(406)	$(181)

(1)         Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)         Average balances are presented at average amortized cost.

	Six Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$928	$(1,129)	$(201)
Taxable securities (2)	(177)	(66)	(243)
Other interest-earning assets	25	(22)	3
FHLB stock	(1)	1	—
Total interest-earning assets	775	(1,216)	(441)

Interest-bearing liabilities:
Deposits:
Savings	4	(13)	(9)
Money market accounts	3	(133)	(130)
NOW accounts	1	(11)	(10)
Term certificates	(25)	(114)	(139)
Total deposits	(17)	(271)	(288)
FHLB advances	191	(153)	38
Total interest-bearing liabilities	174	(424)	(250)
Increase (decrease) in net interest income	$601	$(792)	$(191)

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2013, cash and cash equivalents totaled $56.5 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $16.0 million.  Additionally, at March 31, 2013, we had $33.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $89.1 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At March 31, 2013, we had $6.9 million in loan commitments outstanding, which consisted of $4.5 million of real estate loan commitments, $2.2 million in construction loan commitments and $170,000 home equity lines of credit.  Term certificates due within one year as of March 31, 2013 totaled $77.9 million, or 61.0% of total term certificates.  This percentage of term certificates that mature within one year, we believe reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of March 31, 2013.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2013
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Commitments to originate loans	$6,857	$—	$—	$—	$6,857
Unadvanced portions of loans:
Construction loans	2,070	3,860	—	30	5,960
Commercial real estate lines of credit	233	788	197	14,035	15,253
Home equity lines of credit	—	—	200	6,235	6,435
Consumer	—	—	—	622	622
Commercial	1,297	348	—	2,657	4,302
Total	$10,457	$4,996	$397	$23,579	$39,429

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2013
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$15,000	$4,000	$14,000	$—	$33,000
Operating leases	145	284	150	254	833
Total contractual obligations	$15,145	$4,284	$14,150	$254	$33,833

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2013 and September 30, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2013 (Unaudited):
Total Capital (to Risk Weighted Assets)	$90,148	25.08%	$28,755	8.0%	$35,943	10.0%
Tier 1 Capital (to Risk Weighted Assets)	86,090	23.95	14,377	4.0	21,566	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	86,090	14.91	17,321	3.0	28,869	5.0

September 30, 2012:
Total Capital (to Risk Weighted Assets)	$87,782	24.14%	$29,110	8.0%	$36,388	10.0%
Tier 1 Capital (to Risk Weighted Assets)	83,891	23.05	14,555	4.0	21,833	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	83,891	14.71	17,104	3.0	28,507	5.0

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

For the quarter ended March 31, 2013, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of March 31, 2013, the estimated changes in the Bank’s net interest income that would result.

		Economic Value of Equity (2)		Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Changes in				Estimated Net
Interest Rates	Estimated			Interest
(basis points)(1)	EVE (2)	Amount	Percent	Income	Amount	Percent
	(Unaudited)
	(Dollars in thousands)

+300bp	$97,164	$(19,593)	(16.8)%	$16,082	$(177)	(1.1)%
+200bp	107,771	(8,986)	(7.7)%	16,759	500	3.1%
+100bp	114,346	(2,411)	(2.1)%	16,750	491	3.0%
0bp	116,757	—	—%	16,259	—	—%
-100bp	117,544	787	0.7%	15,584	(675)	(4.2)%

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At March 31, 2013, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, its President, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of March 31, 2013.  Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the three and six months ended March 31, 2013, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed December 13, 2012, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

At March 31, 2013, total repurchases under the repurchase program were 843,496 shares at an average price of $15.30.  During the quarter ended March 31, 2013, the Company purchased 79,900 shares at an average price of $17.64 as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1-31, 2013	51,900	$17.57	51,900	217,145

February 1-28, 2013	19,200	$17.75	19,200	197,945

March 1-31, 2013	8,800	$17.75	8,800	189,145
Total	79,900	$17.64	79,900

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

PEOPLES FEDERAL BANCSHARES, INC.

Date:	May 9, 2013	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date:	May 9, 2013	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer