Form 10-Q
period 2013-06-30
Peoples Federal Bancshares, Inc.
filed 2013-08-08
CIK 1485964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of registrant’s common stock; $0.01 par value, at July 31, 2013: 6,450,004

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$3,766	$6,713
Interest-bearing demand deposits with other banks	37,335	27,378
Federal funds sold	131	48
Federal Home Loan Bank - overnight deposit	2,102	2,102
Total cash and cash equivalents	43,334	36,241
Securities available-for-sale	14,424	21,653
Securities held-to-maturity (fair values of $27,643 and $26,746)	27,825	25,921
Federal Home Loan Bank stock (at cost)	3,775	4,014
Loans	457,324	454,925
Allowance for loan losses	(4,025)	(3,891)
Loans, net	453,299	451,034
Premises and equipment, net	3,434	3,577
Cash surrender value of life insurance policies	19,850	19,364
Accrued interest receivable	1,453	1,589
Deferred income tax asset, net	5,406	5,116
Other assets	1,731	2,318
Total assets	$574,531	$570,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$54,471	$49,165
Interest-bearing	369,156	367,583
Total deposits	423,627	416,748
Short-term borrowings	6,000	8,000
Long-term debt	27,000	25,000
Accrued expenses and other liabilities	10,937	10,541
Total liabilities	467,564	460,289

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,473,004 and 6,726,904 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	65	67
Additional paid-in capital	59,915	63,909
Retained earnings	54,881	55,153
Accumulated other comprehensive (loss) income	(58)	113
Unearned restricted shares; 201,885 and 244,140 shares at June 30, 2013 and September 30, 2012, respectively	(3,123)	(3,777)
Unearned compensation - ESOP	(4,713)	(4,927)
Total stockholders’ equity	106,967	110,538
Total liabilities and stockholders’ equity	$574,531	$570,827

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,644	$4,793	$14,116	$14,466
Interest on debt securities:
Taxable	147	210	417	723
Other interest	26	18	70	59
Dividends on equity securities	3	5	12	14
Total interest and dividend income	4,820	5,026	14,615	15,262

Interest expense:
Interest on deposits	501	673	1,668	2,128
Interest on Federal Home Loan Bank advances	152	147	452	409
Total interest expense	653	820	2,120	2,537
Net interest and dividend income	4,167	4,206	12,495	12,725
Provision for loan losses	—	125	200	375
Net interest and dividend income, after provision for loan losses	4,167	4,081	12,295	12,350

Non-interest income:
Customer service fees	213	213	616	628
Loan servicing fees	16	20	30	7
Net gain on sales of mortgage loans	42	42	189	49
Increase in cash surrender value of life insurance	143	161	486	490
Other income	58	7	131	97
Total non-interest income	472	443	1,452	1,271

Non-interest expense:
Salaries and employee benefits	2,444	2,440	7,173	7,047
Occupancy expense	241	222	719	682
Equipment expense	87	109	294	333
Professional fees	104	131	398	355
Advertising expense	142	140	379	448
Data processing expense	218	200	637	600
Deposit insurance expense	81	66	211	176
Other expense	254	284	768	810
Total non-interest expense	3,571	3,592	10,579	10,451
Income before income taxes	1,068	932	3,168	3,170
Provision for income taxes	470	365	1,344	1,190
Net income	$598	$567	$1,824	$1,980

Weighted-average shares outstanding:
Basic	5,869,813	6,114,060	5,913,414	6,239,816
Diluted	5,905,052	6,144,309	5,950,470	6,251,384

Earnings per common share:
Basic	$0.10	$0.09	$0.30	$0.31
Diluted	$0.10	$0.09	$0.30	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)

Net income	$598	$567	$1,824	$1,980

Net unrealized (loss) gain on securities available-for-sale	(205)	28	(286)	16
Reclassification adjustment for net securities gains realized	—	—	—	—
Net unrealized (losses) gains	(205)	28	(286)	16
Income tax benefit (expense)	82	(11)	115	(6)
Other comprehensive (loss) income, net of tax	(123)	17	(171)	10
Total comprehensive income	$475	$584	$1,653	$1,990

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2013 and 2012

					Accumulated
			Additional		Other	Unearned	Unearned		Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	ESOP	Stock	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2011	7,141,500	$71	$69,437	$53,677	$56	$—	$(5,213)	$(2,326)	$115,702
Net income	—	—	—	1,980	—	—	—	—	1,980
Other comprehensive income	—	—	—	—	10	—	—	—	10
Purchase of shares for stock repurchase plan (473,775 shares)	—	—	—	—	—	—	—	(7,121)	(7,121)
Restricted stock awards (281,700 shares)	—	—	446	—	—	(4,358)	—	3,912	—
Restricted stock awards earned (23,475 shares)	—	—	193	—	—	363	—	—	556
Common stock released by ESOP (7,141 shares)	—	—	—	—	—	—	71	—	71
Common stock held by ESOP committed to be released (14,283 shares)	—	—	106	—	—	—	143	—	249
Balance at June 30, 2012	7,141,500	$71	$70,182	$55,657	$66	$(3,995)	$(4,999)	$(5,535)	$111,447

Balance at September 30, 2012	6,726,904	$67	$63,909	$55,153	$113	$(3,777)	$(4,927)	$—	$110,538
Net income	—	—	—	1,824	—	—	—	—	1,824
Other comprehensive loss	—	—	—	—	(171)	—	—	—	(171)
Purchase and retirement of shares for stock repurchase plan	(253,900)	(2)	(4,506)	—	—	—	—	—	(4,508)
Restricted stock awards earned (42,255 shares)	—	—	—	—	—	654	—	—	654
Stock options expense	—	—	346	—	—	—	—	—	346
Common stock released by ESOP (7,141 shares)	—	—	50	—	—	—	71	—	121
Common stock held by ESOP committed to be released (14,283 shares)	—	—	116	—	—	—	143	—	259
Dividends paid ($0.35 per share)	—	—	—	(2,096)	—	—	—	—	(2,096)
Balance at June 30, 2013	6,473,004	$65	$59,915	$54,881	$(58)	$(3,123)	$(4,713)	$—	$106,967

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,824	$1,980
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	188	200
Provision for loan losses	200	375
Change in net deferred loan fees	(124)	(249)
Depreciation and amortization	307	330
Decrease in accrued interest receivable	136	30
Income on cash surrender value of life insurance	(486)	(490)
Decrease (increase) in other assets	626	(45)
Increase in accrued expenses and other liabilities	514	1,260
Increase in prepaid income taxes	(39)	(111)
Decrease in income taxes payable	(118)	—
Deferred income tax benefit	(175)	(59)
Stock based compensation expense	1,000	556
ESOP expense	380	320
Net cash provided by operating activities	4,233	4,097
Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	(3,061)	(22,413)
Maturities, prepayments and calls	9,988	26,139
Activity in securities held-to-maturity:
Purchases	(9,096)	(14,759)
Maturities, prepayments and calls	7,020	5,660
Redemptions of Federal Home Loan Bank stock	239	325
Loan originations and principal collections, net	16,971	13,279
Purchased loans	(19,312)	(39,137)
Capital expenditures	(164)	(136)
Net cash provided by (used in) investing activities	2,585	(31,042)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Nine Months Ended
	June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	10,483	14,352
Term certificates	(3,604)	(11,882)
Short-term borrowings	(2,000)	—
Activity in long-term debt:
Proceeds from advances	4,000	7,000
Payment of advances	(2,000)	(1,000)
Common stock repurchased	(4,508)	(7,121)
Dividends paid	(2,096)	—
Net cash provided by financing activities	275	1,349
Net increase (decrease) in cash and cash equivalents	7,093	(25,596)
Cash and cash equivalents at beginning of period	36,241	61,729
Cash and cash equivalents at end of period	$43,334	$36,133

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,110	$2,522
Income taxes	1,676	1,360

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Peoples Federal Savings Bank (the “Bank”) and Peoples Funding Corporation, as of June 30, 2013 (unaudited) and September 30, 2012.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three and nine months ended June 30, 2013 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2012.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (Topic 220).”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” which defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  This ASU will allow the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements of ASU 2011-05 are not affected by this ASU.

The amendments in both ASU 2011-05 and 2011-12 should be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The required disclosures to the Company’s financial statements have been reflected in the accompanying financial statements and footnotes.

In December 2011, the FASB issued ASU 2011-10, “Property, Plant, and Equipment (Topic 360) - Derecognition of in Substance Real Estate,” an update to Topic 360, “Property, Plant and Equipment.”  The objective of the amendments in this ASU is to resolve the diversity in practice about whether the guidance in Subtopic 360-20, “Property, Plant, and Equipment—Real Estate Sales”, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, “Consolidation—Overall”) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This ASU does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate.  Under the amendments of this ASU, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate.  Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.

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

In August 2012, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”  The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.”  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments in this ASU apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805) — Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  Accounting for a business combination requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectibility of the indemnification asset.  The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement) and affects all entities that recognize an indemnification asset as a result of a government-assisted acquisition of a financial institution.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted.  The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.  The effective date is the same as the effective date of Update 2011-11.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In February 2013, the FASB issued ASU 2013-02, “Other Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods presented, including interim periods.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this guidance did not have an impact the Company’s results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405) — Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.”  The amendments in this ASU provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  The guidance improves financial reporting for users of financial statements by increasing comparability among the financial statements of entities with obligations within the scope of this ASU and reduces the complexity and cost for preparers of financial statements by providing a specific recognition and measurement model for those liabilities.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and severable liability arrangements within the scope of this ASU that exist at the beginning of an entity’s fiscal year of adoption.  An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact.  Early adoption is permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830) - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”  The amendments in this ASU clarify the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP.  The amendments resolve the diversity in practice about whether the guidance in Subtopic 830-30 applies to the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  Likewise, the amendments resolve the diversity in practice about whether Subtopic 830-30 applies to the release of the cumulative translation adjustment when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity.  The amendments improve current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) that is a nonprofit activity or business.  The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The amendments should be applied prospectively to derecognition events occurring after the effective date.  Prior periods should not be adjusted.  Early adoption is permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205) — Liquidation Basis of Accounting.”  The amendments in this ASU clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  The amendments are effective for all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940 (the 1940 Act) and are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments.  Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.  The adoption of this guidance did not have any impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this ASU is not expected to have an impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 4 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
June 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$9,000	$13	$46	$8,967
Mortgage-backed securities	5,521	27	91	5,457
Total securities available-for-sale	$14,521	$40	$137	$14,424

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$110	$4,890
Mortgage-backed securities	22,825	117	189	22,753
Total securities held-to-maturity	$27,825	$117	$299	$27,643

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$17,000	$57	$—	$17,057
Mortgage-backed securities	4,464	132	—	4,596
Total securities available-for-sale	$21,464	$189	$—	$21,653

Securities Held-to-Maturity
Mortgage-backed securities	$25,921	$825	$—	$26,746
Total securities held-to-maturity	$25,921	$825	$—	$26,746

As of June 30, 2013 and September 30, 2012, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of June 30, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)

Due in 1 year or less	$1,000	$1,002	$—	$—
Due after 1 year through 5 years	8,000	7,965	5,000	4,890
	9,000	8,967	5,000	4,890
Mortgage-backed securities	5,521	5,457	22,825	22,753
	$14,521	$14,424	$27,825	$27,643

During the three and nine months ended June 30, 2013 and 2012, respectively, there were no sales of available-for-sale or held-to-maturity securities.

There were no securities of issuers with an amortized cost basis or fair value, which exceeded 10% of stockholders’ equity as of June 30, 2013 and September 30, 2012.

As of June 30, 2013 and September 30, 2012, securities with a carrying amount totaling $23,519,000 and $35,393,000, respectively, were pledged to secure FHLB borrowings.

The aggregate fair value and unrealized losses of securities that have been in a continuous loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Unaudited)
	(In thousands)
June 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$46	$3,954	$—	$—
Mortgage-backed securities	91	5,154	—	—
	$137	$9,108	$—	$—
Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$110	$4,890	$—	$—
Mortgage-backed securities	189	12,007	—	—
	$299	$16,897	$—	$—

At September 30, 2012, there were no debt securities with unrealized losses.

Gross unrealized losses on securities-available-for-sale increased $137,000 and gross unrealized losses on securities held-to-maturity increased $299,000, during the nine months ended June 30, 2013.

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

At June 30, 2013, the unrealized losses on the Company’s debt securities were attributable to changes in market interest rates.  These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings.  The Company did not anticipate selling any of these securities before recovery of their amortized cost basis or maturity.  Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2013.

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

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	June 30, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$302,893	66.3%	$297,412	65.5%
Multi-family	67,015	14.7	66,651	14.7
Commercial real estate	55,760	12.2	64,431	14.2
Construction loans	15,101	3.3	11,174	2.4
Total mortgage loans	440,769	96.5	439,668	96.8
Consumer loans	5,788	1.3	6,867	1.5
Commercial loans	10,076	2.2	7,823	1.7
Total loans	456,633	100.0%	454,358	100.0%
Deferred loan origination costs, net	691		567
Allowance for loan losses	(4,025)		(3,891)
Loans, net	$453,299		$451,034

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

	Three and Nine Months Ended June 30, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended June 30, 2013:
Balance at beginning of period	$1,936	$763	$737	$219	$116	$102	$185	$4,058
Provision (benefit) for loan losses	(59)	(39)	(46)	—	(20)	54	110	—
Recoveries of loans previously charged-off	1	—	—	—	2	—	—	3
	1,878	724	691	219	98	156	295	4,061
Loans charged-off	—	—	—	—	(9)	(27)	—	(36)
Balance at end of period	$1,878	$724	$691	$219	$89	$129	$295	$4,025

Nine months ended June 30, 2013:
Balance at beginning of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891
Provision (benefit) for loan losses	55	(35)	(77)	85	(53)	63	162	200
Recoveries of loans previously charged-off	1	—	—	—	6	1	—	8
	1,903	724	691	219	110	157	295	4,099
Loans charged-off	(25)	—	—	—	(21)	(28)	—	(74)
Balance at end of period	$1,878	$724	$691	$219	$89	$129	$295	$4,025

As of June 30, 2013:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,878	724	691	219	89	129	295	4,025
	$1,878	$724	$691	$219	$89	$129	$295	$4,025

Loans ending balances:
Individually evaluated for impairment	$—	$155	$303	$—	$—	$10		$468
Collectively evaluated for impairment	302,893	66,860	55,457	15,101	5,788	10,066		456,165
	$302,893	$67,015	$55,760	$15,101	$5,788	$10,076		$456,633

	Three and Nine Months Ended June 30, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended June 30, 2012:
Balance at beginning of period	$1,689	$696	$668	$173	$162	$103	$75	$3,566
Provision (benefit) for loan losses	64	38	37	(35)	(44)	17	48	125
Recoveries of loans previously charged-off	—	—	—	—	36	—	—	36
	1,753	734	705	138	154	120	123	3,727
Loans charged-off	—	—	—	—	—	(1)	—	(1)
Balance at end of period	$1,753	$734	$705	$138	$154	$119	$123	$3,726

Nine months ended June 30, 2012:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	203	133	35	(154)	63	99	(4)	375
Recoveries of loans previously charged-off	—	—	—	—	36	3	—	39
	1,753	734	705	138	190	142	123	3,785
Loans charged-off	—	—	—	—	(36)	(23)	—	(59)
Balance at end of period	$1,753	$734	$705	$138	$154	$119	$123	$3,726

As of June 30, 2012:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,753	734	705	138	154	119	123	3,726
	$1,753	$734	$705	$138	$154	$119	$123	$3,726

Loans ending balances:
Individually evaluated for impairment	$—	$1,979	$1,868	$—	$—	$—		$3,847
Collectively evaluated for impairment	279,088	64,267	63,147	11,532	7,280	7,426		432,740
	$279,088	$66,246	$65,015	$11,532	$7,280	$7,426		$436,587

	Year Ended September 30, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four-family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	297	158	98	(158)	67	72	6	540
Recoveries of loans previously charged-off	—	—	—	—	38	4	—	42
	1,847	759	768	134	196	116	133	3,953
Loans charged-off	—	—	—	—	(39)	(23)	—	(62)
Balance at end of year	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,847	759	768	134	157	93	133	3,891
	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Loans ending balances:
Individually evaluated for impairment	$—	$1,968	$1,868	$—	$—	$13		$3,849
Collectively evaluated for impairment	297,412	64,683	62,563	11,174	6,867	7,810		450,509
	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823		$454,358

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
	June 30, 2013
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$474	$571	$1,478	$2,523	$300,370	$302,893	$1,478
Multi-family	—	155	—	155	66,860	67,015	—
Commercial real estate	—	—	—	—	55,760	55,760	—
Construction loans	—	—	—	—	15,101	15,101	—
Total mortgage loans	474	726	1,478	2,678	438,091	440,769	1,478
Consumer loans	5	24	—	29	5,759	5,788	—
Commercial loans	—	—	—	—	10,076	10,076	—
Total	$479	$750	$1,478	$2,707	$453,926	$456,633	$1,478

	Age Analysis of Past Due Loans
	September 30, 2012
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$1,311	$526	$1,536	$3,373	$294,039	$297,412	$1,536
Multi-family	—	—	—	—	66,651	66,651	—
Commercial real estate	718	—	1,868	2,586	61,845	64,431	1,868
Construction loans	—	—	—	—	11,174	11,174	—
Total mortgage loans	2,029	526	3,404	5,959	433,709	439,668	3,404
Consumer loans	52	2	—	54	6,813	6,867	—
Commercial loans	1	—	13	14	7,809	7,823	13
Total	$2,082	$528	$3,417	$6,027	$448,331	$454,358	$3,417

There were no loans greater than 90 days past due and still accruing at June 30, 2013 (unaudited) and September 30, 2012.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	June 30, 2013			September 30, 2012
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
		(Unaudited)
		(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	155	155	—	1,968	1,968	—
Commercial real estate	303	303	—	1,868	1,868	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	10	10	—	13	13	—
	$468	$468	$—	$3,849	$3,849	$—

	Three Months Ended June 30,
	2013			2012
	Average	Interest Income		Average
	Recorded	(Expense) Recognized		Recorded	Interest Income Recognized
	Investment	Total	Cash Basis	Investment	Total	Cash Basis
	(Unaudited)
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	156	1	—	1,985	22	—
Commercial real estate	824	71	68	1,870	(15)	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	10	—	—	—	—	—
	$990	$72	$68	$3,855	$7	$—

							Year Ended
	Nine Months Ended June 30,						September 30,
	2013			2012			2012
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$—
Multi-family	826	35	—	1,979	69	—	1,977
Commercial real estate	1,132	71	68	2,156	59	14	2,090
Construction loans	16	1	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—
Commercial loans	12	1	—	—	—	—	1
	$1,986	$108	$68	$4,135	$128	$14	$4,068

At June 30, 2013 and 2012 and September 30, 2012, there were no impaired loans with a valuation allowance.  As of June 30, 2013, no additional funds were committed to be advanced to borrowers with impaired loans.

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

The following tables set forth information pertaining to TDRs entered into during the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$303	$303	—	$—	$—
	1	$303	$303	—	$—	$—

	Nine Months Ended June 30,
	2013			2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	1	$522	$—	1	$1,816	$1,809
Commercial real estate	1	303	303	—	—	—
Construction	1	79	—	—	—	—
	3	$904	$303	1	$1,816	$1,809

During the three months ended June 30, 2013, the Company modified an existing accruing commercial real estate loan with an outstanding balance of $303,000 as part of a TDR.  In this case, the Company capitalized all past due interest and provided for interest only for four months.  There were no loans modified as part of a TDR for the three months ended June 30, 2012.  There were no TDR agreements entered into during the three months ended June 30, 2013 and 2012 that subsequently defaulted.

During the nine months ended June 30, 2013, the Company modified three loans as part of TDRs.  In addition to the TDR described above, the Company advanced $79,000 in additional funds to complete construction on three remaining units on an existing multi-family condominium loan with an outstanding balance of $522,000.  During the second fiscal 2013 quarter, the multi-family and construction loans paid off and all delinquent principal and interest was recovered.  There were no TDR agreements entered into during the nine months ended June 30, 2013 that subsequently defaulted.

During the nine months ended June 30, 2012, the Company extended and reclassified an accruing TDR construction loan, in the amount of $1,816,000, to an accruing multi-family residential TDR mortgage loan, due to the completion of construction.  At June 30, 2012, this loan was accruing and performing in accordance with its modified terms and conditions.  There were no TDR agreements entered into during the nine months ended June 30, 2012 that subsequently defaulted.

At June 30, 2013, TDRs amounted to $303,000 consisting of one commercial real estate loan, noted above, that was accruing and performing in accordance with its modified terms and conditions.

At June 30, 2012, TDRs amounted to $3,677,000 and consisted of one loan with a balance of $1,809,000, as described above, and one commercial real estate loan with a balance of $1,868,000 that was modified prior to September 30, 2011.  In this case, the loan modification was due to an extension of maturity for a borrower experiencing financial difficulty.  At June 30, 2012, this loan was not performing in accordance with the TDR agreement and was placed on non-accrual.

At June 30, 2013 and 2012, none of the allowance for loan losses was allocated to TDRs and the identification of these loans as TDRs did not have a material impact on the allowance.  There were no commitments to lend additional funds to borrowers with restructured loans at June 30, 2013 and 2012.

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

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	June 30, 2013
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Pass	$300,331	$66,860	$49,555	$15,101	$5,788	$9,366	$447,001
Special Mention	—	155	5,284	—	—	700	6,139
Substandard	2,562	—	921	—	—	10	3,493
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$302,893	$67,015	$55,760	$15,101	$5,788	$10,076	$456,633

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2012
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$294,917	$61,943	$53,609	$9,646	$6,867	$7,210	$434,192
Special Mention	—	1,969	6,449	1,528	—	600	10,546
Substandard	2,495	2,739	4,373	—	—	13	9,620
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823	$454,358

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2013 and September 30, 2012.

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

The following summarizes assets measured at fair value at June 30, 2013 and September 30, 2012:

Assets Measured at Fair Value on a Recurring Basis

	June 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)

Trading securities	$998	$—	$—	$998
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	8,967	—	8,967
Mortgage-backed securities	—	5,457	—	5,457
Total assets	$998	$14,424	$—	$15,422

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Trading securities	$976	$—	$—	$976
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	17,057	—	17,057
Mortgage-backed securities	—	4,596	—	4,596
Total assets	$976	$21,653	$—	$22,629

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2013 and September 30, 2012, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the three and nine months ended June 30, 2013 and fiscal year ended September 30, 2012.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$43,334	$43,334	$—	$—	$43,334
Trading securities	—	998	—	—	998
Securities available-for-sale	14,424	—	14,424	—	14,424
Securities held-to-maturity	27,825	—	27,643	—	27,643
Federal Home Loan Bank stock	3,775	—	—	3,775	3,775
Loans, net	453,299	—	—	457,021	457,021
Accrued interest receivable	1,453	—	—	1,453	1,453

Financial liabilities:
Deposits	423,627	—	—	424,153	424,153
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	27,000	—	—	27,160	27,160

	September 30, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,241	$36,241	$—	$—	$36,241
Trading securities	976	976	—	—	976
Securities available-for-sale	21,653	—	21,653	—	21,653
Securities held-to-maturity	25,921	—	26,746	—	26,746
Federal Home Loan Bank stock	4,014	—	—	4,014	4,014
Loans, net	451,034	—	—	459,533	459,533
Accrued interest receivable	1,589	—	—	1,589	1,589

Financial liabilities:
Deposits	416,748	—	—	417,254	417,254
Short-term borrowings	8,000	—	—	8,000	8,000
Long-term debt	25,000	—	—	25,693	25,693

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$598	$567	$1,824	$1,980
Less: Undistributed earnings allocated to participating securities	(21)	(24)	(67)	(40)
Net income allocated to common stock	$577	$543	$1,757	$1,940

Average number of common shares issued	6,559,335	7,141,500	6,624,241	7,141,500
Less: Average treasury shares	—	(253,012)	—	(258,161)
Less: Average unallocated ESOP shares	(478,402)	(506,968)	(485,570)	(514,136)
Less: Average unvested restricted stock awards	(211,120)	(267,460)	(225,257)	(129,387)
Average number of common shares outstanding used to calculate basic earnings per common share	5,869,813	6,114,060	5,913,414	6,239,816
Add: Dilutive effect of unvested restricted stock awards	35,239	30,249	37,056	11,568
Average number of common shares outstanding used to calculate diluted earnings per common share	5,905,052	6,144,309	5,950,470	6,251,384

Earnings per common share (basic and diluted)	$0.10	$0.09	$0.30	$0.31

For the three and nine months ended June 30, 2013 and 2012, stock options to purchase 584,480 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

Compensation expense recognized for the three and nine months ended June 30, 2013 and 2012 (unaudited) was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)

ESOP expense	$132	$116	$380	$320

Shares held by the ESOP trust were as follows:

	June 30, 2013	September 30, 2012
	(Unaudited)

Allocated	84,807	56,241
Committed to be released	14,283	21,425
Unallocated	471,339	492,763
	570,429	570,429

The fair value of the unallocated shares was $8,775,000 and $8,885,000 at June 30, 2013 and September 30, 2012, respectively.

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

The following is a summary of stock options and activity under the Stock Plan for the nine months ended June 30, 2013:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(Unaudited)
(In thousands)
Outstanding at September 30, 2012	584,480	$15.47	9.4	$2,309
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2013	584,480	$15.47	8.6	$2,151

Exercisable at June 30, 2013	116,896	$15.47	8.6	$304

For the three months ended June 30, 2013 and 2012, the share-based compensation expense applicable to the stock options was $116,000 and $116,000, respectively, and the recognized tax benefit related to this expense was $22,000 and $46,000, respectively.

For the nine months ended June 30, 2013 and 2012, the share-based compensation expense applicable to the stock options was $346,000 and $193,000, respectively and the recognized tax benefit related to this expense was $55,000 and $77,000, respectively.

As of June 30, 2013 and September 30, 2012, the unrecognized share-based compensation expense related to the non-vested stock options was $1.7 million and $2.0 million, respectively.  As of June 30, 2013, this amount is expected to be recognized over a weighted-average period of 3.6 years.

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

The following table presents the status of non-vested restricted stock awards under the Stock Plan for the nine months ended June 30, 2013:

		Weighted
		Average
	Number	Grant-date
	of Shares	Fair Value
	(Unaudited)
Non-vested restricted stock awards at September 30, 2012	281,700	$15.47
Restricted shares granted	—	—
Shares vested	(56,340)	15.47
Forfeited	—	—
Non-vested restricted stock awards at June 30, 2013	225,360	$15.47

For the three months ended June 30, 2013 and 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $218,000 and $218,000, respectively, and the recognized tax benefit related to this expense was $87,000 and $87,000, respectively.

For the nine months ended June 30, 2013 and 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $654,000 and $363,000, respectively, and the recognized tax benefit related to this expense was $261,000 and $145,000, respectively.

As of June 30, 2013 and September 30, 2012, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $3.1 million and $3.8 million, respectively.  As of June 30, 2013, this amount is expected to be recognized over a weighted-average period of 3.6 years.

Restricted Stock Unit Awards

As of June 30, 2013, there were no restricted stock unit awards granted under the Stock Plan.

NOTE 9 — DIVIDEND DECLARED

On July 17, 2013, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.04 per share on the Company’s common stock.  The dividend is payable to stockholders of record as of August 5, 2013 and is expected to be paid on August 16, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2013 (unaudited) and September 30, 2012 and results of operations at and for three and nine months ended June 30, 2013 and 2012 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The results of operations for the three and nine months ended June 30, 2013 is not necessarily indicative of results for the fiscal year ending September 30, 2013.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2013 (Unaudited) and September 30, 2012

At June 30, 2013, our total assets were $574.5 million, an increase of $3.7 million, or 0.6%, from our total assets of $570.8 million at September 30, 2012.  Loans, net increased $2.3 million, or 0.5%, to $453.3 million at June 30, 2013 from $451.0 million at September 30, 2012.  Investment securities decreased to $42.3 million at June 30, 2013 from $47.6 million at September 30, 2012, due primarily to maturities/calls of U.S. government and agency securities and repayments on mortgage-backed securities.  At June 30, 2013, cash and cash equivalents totaled $43.3 million as compared to $36.2 million at September 30, 2012, representing a $7.1 million increase, or 19.6%.  The increase was mainly due to the increase in deposits and maturities, calls and repayments on securities offset by funding of loan originations.

Deposits increased $6.9 million, or 1.7%, to $423.6 million at June 30, 2013 from $416.7 million at September 30, 2012.  The increase resulted in part from increases in savings to $55.6 million from $50.1 million, demand deposits to $54.5 million from $49.2 million and NOWs to $38.6 million from $37.1 million at June 30, 2013 and September 30, 2012, respectively.  The increases were offset by decreases in term certificates to $124.1 million from $127.7 million and money market deposits to $150.8 million from $152.6 million at June 30, 2013 and September 30, 2012, respectively.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$54,471	12.9%	$49,165	11.8%
NOW deposits	38,568	9.1	37,134	8.9
Money market deposits	150,798	35.6	152,572	36.6
Savings	55,647	13.1	50,130	12.0
Total non-certificate accounts	299,484	70.7	289,001	69.3
Term certificates	124,143	29.3	127,747	30.7
Total deposits	$423,627	100.0%	$416,748	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	June 30, 2013		September 30, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$78,458	0.77%	$91,976	0.94%
Over 1 year to 2 years	34,008	1.24	22,836	1.39
Over 2 years to 3 years	4,417	1.28	7,522	1.66
Over 3 years to 4 years	5,381	1.69	1,371	1.45
Over 4 years to 5 years	1,879	1.44	4,042	1.90
	$124,143	0.97%	$127,747	1.10%

Borrowings, consisting of short-term and long-term Federal Home Loan Bank (“FHLB”) advances, remained at $33.0 million at June 30, 2013 and September 30, 2012.  During the nine months ended June 30, 2013, the Company repaid maturing short-term and long-term advances totaling $8.0 million with a weighted average rate of 0.72% and borrowed $8.0 million of short-term and long-term advances with a weighted average rate of 0.58% to provide maintain liquidity and extend the average maturity of the portfolio of borrowed funds.

The following table sets forth the weighted average rate by type for the Company’s FHLB advances at the dates indicated:

	June 30, 2013			September 30, 2012
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)			(Dollars in thousands)

Federal Home Loan Bank advances:
Short-term	$6,000		0.40%	$8,000		0.34%
Long-term	27,000	(1)	2.14	25,000	(1)	2.34
	$33,000		1.82%	$33,000		1.86%

(1)  Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49%, maturing August 19, 2013.

Total equity decreased to $107.0 million at June 30, 2013 from $110.5 million at September 30, 2012.  The decrease resulted primarily due to the purchase and retirement of 253,900 shares of the Company’s common stock totaling $4.5 million, in the open market at an average price of $17.76 per share, as part of the stock repurchase plan and dividends paid of $2.1 million.  The decrease was offset in part by net income of $1.8 million, equity incentive plan expense of $1.0 million and ESOP stock released and committed to be released of $380,000 for the nine months ended June 30, 2013.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012 (Unaudited)

General.  We recorded net income of $598,000 for the three months ended June 30, 2013 compared to net income of $567,000 for the three months ended June 30, 2012.  Net interest and dividend income remained at $4.2 million for both the three months ended June 30, 2013 and June 30, 2012.  Provisions for loan losses decreased to $0 for the 2013 quarter from $125,000 for the 2012 quarter.  Non-interest income increased to $472,000 for the 2013 quarter from $443,000 for the comparable 2012 period.  Non-interest expense remained at $3.6 million for the three month periods ended June 30, 2013 and 2012.

Interest and Dividend Income.  Total interest and dividend income decreased to $4.8 million for the three months ended June 30, 2013 compared to $5.0 million for the three months ended June 30, 2012.  Average interest-earning assets increased to $538.3 million for the 2013 period compared to $511.1 million for the 2012 period while the average yield on interest-earning assets decreased to 3.58% from 3.93% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $4.6 million for the three months ended June 30, 2013 as compared to $4.8 million for the three months ended June 30, 2012.  The average balance of our loans increased for the three month period ended June 30, 2013 to $450.5 million from $424.3 million for the period ended June 30, 2012.  The average yield on loans decreased to 4.12% from 4.52%, reflecting decreases in interest rates on our adjustable-rate loan products, as well as lower rates on newly originated loans based on lower market interest rates. Of note during the June 2013 quarter, a non-accruing commercial real estate loan, previously categorized as impaired and classified as substandard paid off.  As a result, the Bank recognized $79,000 in interest and fees on loans.  Interest income on taxable securities decreased to $147,000 for the three months ended June 30, 2013 from $210,000 for the three months ended June 30, 2012, reflecting the decrease in the average balance of such securities to $39.5 million from $57.2 million.  Additionally, the average yield on such securities increased to 1.49% for the quarter ended June 30, 2013 from 1.47% for the quarter ended June 30, 2012, as current investment purchases carried a higher yield.

Interest Expense.  Interest expense decreased $167,000, or 20.3%, to $653,000 for the three months ended June 30, 2013 from $820,000 for the three months ended June 30, 2012.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2013 period to 0.65%, compared to an average rate paid of 0.83% in the 2012 period, which more than offset an increase of $10.3 million in the average balance of such deposits and borrowings to $404.3 million for the 2013 quarter from $394.0 million during the 2012 quarter.

Interest expense on term certificates decreased to $305,000 for the three months ended June 30, 2013 from $373,000 for the three months ended June 30, 2012, as the average balance of such certificates decreased to $125.4 million from $128.3 million, and the average rate paid on these certificates decreased to 0.97% for the quarter ended June 30, 2013 from 1.16% for the quarter ended June 30, 2012.  The decrease in the average balance of our term certificates resulted primarily from our customers seeking higher liquidity versus those offered in other deposit account in the average types.  Interest expense on money market accounts decreased to $173,000 for the quarter ended June 30, 2013 from $266,000 for the quarter ended June 30, 2012, a decrease of $93,000, or 34.5%, as the average cost of these accounts decreased to 0.45% for the quarter ended June 30, 2013 from 0.69% for the quarter ended June 30, 2012, reflecting lower market rates.  The average balance of these accounts declined to $152.2 million as of the quarter ended June 30, 2013 as compared to $155.0 million as of the quarter ended June 30, 2012.  Interest expense on borrowings, which consisted solely of advances from the Federal Home Loan Bank of Boston, was $152,000 for the quarter ended June 30, 2013 and $147,000 for the comparable 2012 period.  The increase resulted from a $9.0 million increase in the average balance of these advances, offset in part by a 61 basis points decrease in the average cost of the borrowings to 1.84% from 2.45% for the comparable 2012 quarter.

Net Interest and Dividend Income.  Net interest and dividend income remained at $4.2 million for both the three month periods ended June 30, 2013 and June 30, 2012.  Net interest and dividend income for the quarter ended June 30, 2013 was impacted by lower market interest rates on our loan and securities portfolio and the change in the overall mix of our interest-earning assets.  In addition, the increase in the average balance of our deposits and borrowings and low loan growth during the period led to increased liquidity that also negatively impacted net interest and dividend income.  Our interest rate spread and net interest margin both decreased period to period.  The net interest rate spread and net interest margin were 2.93% and 3.10%, respectively, for the quarter ended June 30, 2013, compared to 3.10% and 3.29%, respectively, for the comparable 2012 quarter.  The ratio of our average interest-earning assets to average interest-bearing liabilities was 1.33x for the quarter ended June 30, 2013 as compared to 1.30x for the 2012 period.

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

Based on the above factors, we did not record a provision for loan losses for the three months ended June 30, 2013 as compared to a $125,000 provision for loan losses for the three months ended June 30, 2012.  The allowance for loan losses was $4.0 million, or 0.9% of total loans, at June 30, 2013 as compared to $3.9 million, or 0.9% of total loans, at September 30, 2012 and $3.7 million or 0.85% at June 30, 2012.  Total non-performing assets were $1.9 million at June 30, 2013 compared to $3.4 million at September 30, 2012.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2013 and 2012.

Non-interest Income.  Non-interest income increased to $472,000 for the three months ended June 30, 2013 from $443,000 for the three months ended June 30, 2012.  The increase was due to a $51,000 increase in other income, which increased to $58,000 from $7,000 for the quarter ended June 30, 2013 as compared to the June 30, 2012 period.  Of note during the June 2013 quarter, a non-accruing commercial real estate loan, previously categorized as impaired and classified as substandard paid off.  As a result, the Bank recognized $7,000 in other income.  This increase was partially offset by a decrease in loan servicing fees, net of costs which decreased to $16,000 from $20,000 and a decrease in income derived from life insurance policies which decreased to $143,000 from $161,000.  Customer service fees remained unchanged at $213,000 and the net gain on sales of mortgage loans remained unchanged at $42,000 for the 2013 and 2012 periods.

Non-interest Expense.  Non-interest expense remained at $3.6 million for the three month periods ended June 30, 2013 and 2012.  During the periods, changes to non-interest expense included data processing expenses (which increased to $218,000 from $200,000), deposit insurance expense, consisting of FDIC premiums (which increased to $81,000 from $66,000), occupancy expense (which increased to $241,000 from $222,000), and advertising expense (which increased to $142,000 from $140,000).  The increases were offset by decreases in professional fees (which decreased to $104,000 from $131,000), equipment expense (which decreased to $87,000 from $109,000) and other expense (which decreased to $254,000 from $284,000.  Of note during the June 2013 quarter, a non-accruing commercial real estate loan, previously categorized as impaired and classified as substandard paid off.  As a result, the Bank recovered $39,000 in professional fees and other expense.  Salaries and employee benefits remained unchanged at $2.4 million for the three month periods ended June 30, 2013 and June 30, 2012.

Provision for Income Taxes.  The provision for income taxes was $470,000 for the three months ended June 30, 2013 compared to $365,000 for the three months ended June 30, 2012.  Pre-tax income for the three months ended June 30, 2013 was $1.1 million as compared to $932,000 for the comparable period ended June 30, 2012.  Our effective tax rate was 44.0% for the three months ended June 30, 2013 compared to 39.2% for the three months ended June 30, 2012.  The increase in the effective tax rate was primarily due to the disallowance of the expense related to the non-qualified stock options.  Also during the period, an additional $30,000 was added to the valuation allowance associated with the deferred tax asset related to a previously made charitable contribution.   A valuation allowance is established against deferred tax assets when, based upon the available evidence, including historical and projected taxable income, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and 2012 (Unaudited)

General.  We recorded net income of $1.8 million for the nine months ended June 30, 2013 compared to net income of $2.0 million for the nine months ended June 30, 2012.  Net interest and dividend income decreased period over period to $12.5 million from $12.7 million, non-interest income increased to $1.5 million for the nine months ended June 30, 2013 from $1.3 million for the nine months ended June 30, 2012 and non-interest expense increased to $10.6 million for the nine months ended June 30, 2013 from $10.5 million for the nine months ended June 30, 2012.

Interest and Dividend Income.  Total interest and dividend income decreased $647,000 to $14.6 million for the nine months ended June 30, 2013 from $15.3 million for the nine months ended June 30, 2012.  Average interest-earning assets increased to $538.0 million for the 2013 period from $507.3 million for the 2012 period; however, the average yield on interest-earning assets decreased 39 basis points to 3.62% from 4.01% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and lower rates on new assets.

Interest income on loans decreased to $14.1 million for the nine months ended June 30, 2013 from $14.5 million for the nine months ended June 30, 2012, as the average balance of our loans increased to $450.8 million from $415.8 million but the average yield on loans decreased to 4.17% from 4.64%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Of note during the nine months ended June 30, 2013 quarter, a non-accruing commercial real estate loan, previously categorized as impaired and classified as substandard paid off.  As a result, the Bank recognized $79,000 in interest and fees on loans.  Interest income on taxable investment securities decreased to $417,000 for the nine months ended June 30, 2013 from $723,000 for the nine months ended June 30, 2012, reflecting the decrease in the average balance of such securities to $39.1 million from $58.6 million.  The average yield on such securities decreased to 1.42% for the nine months ended June 30, 2013 from 1.65% for the same period in 2012.

Interest Expense.  Interest expense decreased $417,000, or 16.4%, to $2.1 million for the nine months ended June 30, 2013 from $2.5 million for the nine months ended June 30, 2012.  The decrease reflected a 17 basis point decrease in the average rate paid on deposits and borrowings in the 2013 period to 0.70%, compared to an average rate paid of 0.87% in the 2012 period, and an increase of $14.2 million in the average balance of such deposits and borrowings to $404.7 million for the 2013 period from $390.5 million during the 2012 period.

Interest expense on money market accounts decreased to $609,000 for the nine months ended June 30, 2013 from $830,000 for the nine months ended June 30, 2012, a decrease of $221,000, or 26.6%, reflecting a decrease in average costs on these accounts to 0.53% for the nine months ended June 30, 2013 from 0.72% for the 2012 period.  The average balance of these accounts decreased to $153.6 million for the nine months ended June 30, 2013 as compared to $154.0 million for the June 30, 2012 period.  Interest expense on term certificates decreased to $985,000 for the nine months ended June 30, 2013 from $1.2 million for the nine months ended June 30, 2012, as the average balance of such certificates decreased to $127.4 million from $131.0 million, and the average rate paid on these certificates decreased to 1.03% for the nine months ended June 30, 2013 from 1.21% for the nine months ended June 30, 2012.  The increase in average balances of our money market deposit accounts resulted primarily from our customers seeking higher returns in our certificate accounts which we competitively priced, while the decrease in the average cost of such money market and other deposits reflected the lower offering rates in those deposit types as market interest rates have remained at historically low levels.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $452,000 for the nine months ended June 30, 2013 versus $409,000 for the nine months ended June 30, 2012, due to higher average balances offset by lower rates paid on such borrowings.

Net Interest and Dividend Income.  Net interest and dividend income decreased to $12.5 million for the nine months ended June 30, 2013 from $12.7 million for the nine months ended June 30, 2012 resulting primarily from the impact of lower market interest rates on our loan portfolio, offset in part, by the increase in the average balance of our income-earning assets, including net loans, over the period.  While net loans have increased for the nine months ended June 30, 2013 versus June 30, 2012, refinancing activity within the portfolio has caused the average rate on those loans to decline to 4.17% at June 30, 2013 from 4.64% at June 30, 2012.  Our interest rate spread and net interest margin both decreased period to period.  The interest rate spread and net interest margin were 2.92% and 3.10%, respectively, during the nine months ended June 30, 2013 compared to 3.14% and 3.34%, respectively, for the nine months ended June 30, 2012.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities increased to1.33x during the nine months ended June 30, 2013 from 1.30x during the nine months ended June 30, 2012.  The decrease in our interest rate spread, net interest margin and increase in our ratio of average interest-earning assets to average interest-bearing liabilities all reflect lower deposit costs, an increase in loans and investments and the reduction in cash and cash equivalents during the period.

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

Based on the above factors, we recorded a $200,000 provision for loan losses for the nine months ended June 30, 2013 and a $375,000 provision for the nine months ended June 30, 2012.  The allowance for loan losses was $4.0 million and $3.9 million, respectively, at June 30, 2013 and 2012.  The allowance for loan losses to total loans was 0.9% and 0.9%, respectively, for the periods ended June 30, 2013 and 2012.  Non-performing assets totaled $1.9 million or 0.4% of total assets, at June 30, 2013, as compared to $3.4 million, or 0.6% of total assets, at September 30, 2012.  Classified assets decreased during the nine months ended June 30, 2013 to $3.5 million as compared to $9.6 million as of September 30, 2012.  The decrease in classified assets is primarily due to a reduction in classifications in the multi-family segment, which decreased 100% at June 30, 2013 from $2.7 million at September 30, 2012.  In addition, classified assets in the commercial real estate segment declined to $1.0 million from $4.4 million, during the same period.  Loans classified in the one-to four-family segment increased slightly to $2.6 million at June 30, 2013 from $2.5 million at September 30, 2012.

We used the same methodology in assessing the allowance for both the nine months ended June 30, 2013 and June 30, 2012.  We considered the qualitative factors including current loan delinquency trends, loan classification trends and the greater Boston real estate market and their impact on our loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended June 30, 2013.

Non-interest Income.  Non-interest income increased to $1.5 million for the nine months ended June 30, 2013 from $1.3 million for the nine months ended June 30, 2012.  The increase was primarily due to the increase in net gains on sales of mortgage loans of $140,000, loan servicing fees of $23,000 and other income of $34,000.  Of note during the nine months ended June 30, 2013, a non-accruing commercial real estate loan, previously categorized as impaired and classified as substandard paid off.  As a result, the Bank recognized $7,000 in other income.  The increases were offset, in part, by the decrease in customer service fees of $12,000 and the cash surrender value of life insurance of $4,000.

Non-interest Expense.  Non-interest expense increased $128,000 or 1.2%, to $10.6 million for the nine months period ended June 30, 2013 from $10.5 million for the nine months period ended June 30, 2012.  The increase in non-interest expense was primarily attributable to increases in salaries and employee benefits (which increased to $7.2 million from $7.0 million), occupancy expense (which increased to $719,000 from $682,000), professional fees (which increased to $398,000 from $355,000), data processing expense (which increased to $637,000 from $600,000) and FDIC insurance premiums (which increased to $211,000 from $176,000).  The increases were offset in part by decreases in equipment expense (which decreased to $294,000 from $333,000), advertising expense (which decreased to $379,000 from $448,000), and other expense (which decreased to $768,000 from $810,000).    Of note during the nine months ended June 30, 2013, a non-accruing commercial real estate loan, previously categorized as impaired and classified as substandard paid off.  As a result, the Bank recovered $39,000 in professional fees and other expenses.

Provision for Income Taxes.  The provision for income taxes was $1.3 million for the nine months ended June 30, 2013 compared to $1.2 million for the nine months ended June 30, 2012, reflecting pre-tax income in the 2013 and the 2012 periods of $3.2 million.   Our effective tax rate was 42.4% for the nine months ended June 30, 2013 compared to 37.5% for the nine months ended June 30, 2012. .  The increase in the effective tax rate was primarily due to the disallowance of the expense related to the non-qualified stock options.  Also during the period, an additional $30,000 was added to the valuation allowance associated with the deferred tax asset related to a previously made charitable contribution.   A valuation allowance is established against deferred tax assets when, based upon the available evidence, including historical and projected taxable income, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

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

	Three Months Ended June 30,
	2013				2012
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$450,486		$4,644	4.12%	$424,263		$4,793	4.52%
Taxable securities (3)	39,533		147	1.49	57,234		210	1.47
Other interest-earning assets	44,511		26	0.23	25,552		18	0.28
FHLB stock	3,775		3	0.32	4,014		5	0.50
Total interest-earning assets	538,305		4,820	3.58	511,063		5,026	3.93
Non-interest-earning assets	35,920				47,065
Total assets	$574,225				$558,128

Interest-bearing liabilities:
Deposits:
Savings	$54,572		17	0.12	$49,299		23	0.19
Money market accounts	152,231		173	0.45	154,959		266	0.69
NOW accounts	39,035		6	0.06	37,441		11	0.12
Term certificates	125,434		305	0.97	128,314		373	1.16
Total deposits	371,272		501	0.54	370,013		673	0.73
FHLB advances	33,000		152	1.84	24,000		147	2.45
Total interest-bearing liabilities	404,272		653	0.65	394,013		820	0.83
Demand deposits	52,647				42,577
Other non-interest-bearing liabilities	9,089				8,766
Total non-interest-bearing liabilities	61,736				51,343
Total liabilities	466,008				445,356
Stockholders’ equity	108,217				112,772
Total liabilities and stockholders’ equity	$574,225				$558,128

Net interest income			$4,167				$4,206
Net interest rate spread (4)				2.93%				3.10%
Net interest-earning assets (5)	$134,033				$117,050
Net interest margin (6)				3.10%				3.29%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33	x			1.30	x

(1)	Yields are annualized.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Average balances are presented at average amortized cost.
(4)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended June 30,
	2013				2012
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$450,874		$14,116	4.17%	$415,807		$14,466	4.64%
Taxable securities (3)	39,077		417	1.42	58,586		723	1.65
Other interest-earning assets	44,168		70	0.21	28,738		59	0.27
FHLB stock	3,916		12	0.41	4,202		14	0.44
Total interest-earning assets	538,035		14,615	3.62	507,333		15,262	4.01
Non-interest-earning assets	35,963				46,360
Total assets	$573,998				$553,693

Interest-bearing liabilities:
Deposits:
Savings	$52,964		56	0.14	$48,359		72	0.20
Money market accounts	153,624		609	0.53	154,023		830	0.72
NOW accounts	37,932		18	0.06	36,481		33	0.12
Term certificates	127,429		985	1.03	131,045		1,193	1.21
Total deposits	371,949		1,668	0.60	369,908		2,128	0.77
FHLB advances	32,788		452	1.84	20,613		409	2.65
Total interest-bearing liabilities	404,737		2,120	0.70	390,521		2,537	0.87
Demand deposits	51,081				40,481
Other non-interest-bearing liabilities	9,274				8,670
Total non-interest-bearing liabilities	60,355				49,151
Total liabilities	465,092				439,672
Stockholders’ equity	108,906				114,021
Total liabilities and stockholders’ equity	$573,998				$553,693

Net interest income			$12,495				$12,725
Net interest rate spread (4)				2.92%				3.14%
Net interest-earning assets (5)	$133,298				$116,812
Net interest margin (6)				3.10%				3.34%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33	x			1.30	x

(1)	Yields are annualized.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Average balances are presented at average amortized cost.
(4)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$296	$(445)	$(149)
Taxable securities (2)	(65)	2	(63)
Other interest-earning assets	13	(5)	8
FHLB stock	—	(2)	(2)
Total interest-earning assets	244	(450)	(206)

Interest-bearing liabilities:
Deposits:
Savings	3	(9)	(6)
Money market accounts	(5)	(88)	(93)
NOW accounts	—	(5)	(5)
Term certificates	(8)	(60)	(68)
Total deposits	(10)	(162)	(172)
FHLB advances	55	(50)	5
Total interest-bearing liabilities	45	(212)	(167)
Increase (decrease) in net interest income	$199	$(238)	$(39)

(1)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(2)	Average balances are presented at average amortized cost.

	Nine Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$1,220	$(1,570)	$(350)
Taxable securities (2)	(241)	(65)	(306)
Other interest-earning assets	32	(21)	11
FHLB stock	(1)	(1)	(2)
Total interest-earning assets	1,010	(1,657)	(647)

Interest-bearing liabilities:
Deposits:
Savings	7	(23)	(16)
Money market accounts	(2)	(219)	(221)
NOW accounts	1	(16)	(15)
Term certificates	(33)	(175)	(208)
Total deposits	(27)	(433)	(460)
FHLB advances	242	(199)	43
Total interest-bearing liabilities	215	(632)	(417)
Increase (decrease) in net interest income	$795	$(1,025)	$(230)

(1)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(2)	Average balances are presented at average amortized cost.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2013, cash and cash equivalents totaled $43.3 million and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $14.4 million.  Additionally, at June 30, 2013, we had $33.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $91.5 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At June 30, 2013, we had $40.2 million in loan commitments outstanding, which consisted of $9.6 million in commitments to originate loans, $4.7 million of unadvanced construction commitments, $15.4 million of commercial real estate lines of credit commitments, $5.9 million of home equity lines of credit commitments, $658,000 of consumer loan commitments and $3.9 million of commercial loan commitments.  Term certificates due within one year as of June 30, 2013 totaled $78.5 million, or 63.2% of total term certificates.  This percentage of term certificates that mature within one year, we believe reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of June 30, 2013.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2013
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Commitments to originate loans	$9,658	$—	$—	$—	$9,658
Unadvanced portions of loans:
Construction loans	2,281	2,455	—	—	4,736
Commercial real estate lines of credit	226	470	194	14,503	15,393
Home equity lines of credit	—	—	200	5,719	5,919
Consumer	—	—	—	658	658
Commercial	987	266	—	2,666	3,919
Total	$13,152	$3,191	$394	$23,546	$40,283

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2013
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$15,000	$4,000	$14,000	$—	$33,000
Operating leases	145	267	150	235	797
Total contractual obligations	$15,145	$4,267	$14,150	$235	$33,797

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2013 and September 30, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2013 (Unaudited):
Total Capital (to Risk Weighted Assets)	$91,141	25.28%	$28,845	8.0%	$36,056	10.0%
Tier 1 Capital (to Risk Weighted Assets)	87,116	24.16	14,423	4.0	21,634	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	87,116	15.19	17,211	3.0	28,685	5.0

September 30, 2012:
Total Capital (to Risk Weighted Assets)	$87,782	24.14%	$29,110	8.0%	$36,388	10.0%
Tier 1 Capital (to Risk Weighted Assets)	83,891	23.05	14,555	4.0	21,833	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	83,891	14.71	17,104	3.0	28,507	5.0

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

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

For the quarter ended June 30, 2013, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of June 30, 2013, the estimated changes in the Bank’s net interest income that would result.

		Economic Value of Equity (2)		Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Changes in Interest Rates (basis points)(1)	Estimated EVE (2)	Amount	Percent	Estimated Net Interest Income	Amount	Percent
	(Unaudited)
	(Dollars in thousands)

+300bp	90,423	$(26,120)	(22.4)%	$16,131	$(858)	(5.1)%
+200bp	102,601	(13,942)	(12.0)%	16,944	(45)	(0.3)%
+100bp	111,428	(5,115)	(4.4)%	17,173	184	1.1%
0bp	116,543	—	—%	16,989	—	—%
-100bp	121,053	4,510	3.9%	16,468	(521)	(3.1)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from interest-earning assets, interest-bearing bearing liabilities and off-balance sheet contracts.

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At June 30, 2013, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2013.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the three and nine months ended June 30, 2013, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed December 13, 2012, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

At June 30, 2013, total repurchases under the repurchase program were 950,196 shares at an average price of $15.64.  During the quarter ended June 30, 2013, the Company purchased 106,700 shares at an average price of $18.35 as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1-30, 2013	900	$17.75	900	188,245

May 1-31, 2013	—	$—	—	188,245

June 1-30, 2013	105,800	$18.36	105,800	82,445
Total	106,700	$18.35	106,700

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

PEOPLES FEDERAL BANCSHARES, INC.

Date:	August 8, 2013	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date:	August 8, 2013	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial
Officer