Form 10-K
period 2013-09-30
Peoples Federal Bancshares, Inc.
filed 2013-12-13
CIK 1485964

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the Registrant's shares of common stock as of March 28, 2013, the last business day of the registrant's second fiscal quarter was approximately $92.3 million.

         The number of shares outstanding of the registrant's common stock as of November 30, 2013 was 6,465,934.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

  •
  changes in the laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including the effects of the Dodd-Frank Act and Basel III;

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

  •
  changes in financial condition or results of operations that reduce capital available to pay dividends; and

  •
  changes in the financial condition or future prospects of issuers of securities that we own.

        Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Item 1.    BUSINESS

Peoples Federal Bancshares, Inc.

        Peoples Federal Bancshares, Inc. (the "Company") is a Maryland corporation that owns 100% of the common stock of Peoples Federal Savings Bank ("Peoples Federal" or the "Bank"). The Company was incorporated in March 2010 to become the holding company of the Bank in connection with Peoples Federal's mutual to stock conversion in July 2010. Other than holding the common stock of the Bank and the common stock of Peoples Funding Corporation, a Massachusetts corporation that was formed by the Company for the sole purpose of making a loan to Peoples Federal's Employee Stock Ownership Plan, the Company has not engaged in any business to date.

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

Peoples Federal

        Peoples Federal's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated primarily from operations and borrowings, in one- to four-family residential mortgage loans, multi-family mortgage loans, commercial real estate loans, construction loans and investment securities. To a much lesser extent, we also originate consumer loans and commercial business loans. The Bank offers a variety of deposit accounts, including passbook and statement savings accounts, term certificates, money market accounts, commercial and regular checking accounts and IRAs.

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

 Market Area

        The Bank's lending activities are concentrated primarily in the Boston metropolitan area and eastern Massachusetts. We conduct our operations from our seven full-service branch offices located in Brighton, Allston, West Roxbury and Jamaica Plain, in Suffolk County, Massachusetts, Brookline and Norwood, in Norfolk County, Massachusetts and West Newton in Middlesex County, Massachusetts. We also expect to open a branch office in Westwood, Massachusetts in our second fiscal quarter of 2014. The Bank considers Suffolk County, Norfolk County and portions of Middlesex County, Massachusetts as our primary market area for deposits and lending.

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

        Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in Middlesex, Norfolk and Suffolk Counties, Massachusetts. As of June 30, 2013, the latest date for which information is publicly available from the Federal Deposit Insurance Corporation ("FDIC"), there were 53 banks and thrift institutions with offices in Middlesex County, Massachusetts, 48 banks and thrift institutions with offices in Norfolk County, Massachusetts and 43 banks and thrift institutions with offices in Suffolk County, Massachusetts. At June 30, 2013, we had less than a 1.0% market share in all of the communities in which we operate.

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

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at the dates indicated:

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family(1)(2)	$308,917	65.8%	$297,412	65.5%	$253,872	61.8%	$239,257	62.8%	$237,429	64.9%
Multi-family	68,021	14.5	66,651	14.7	61,881	15.1	47,880	12.6	40,966	11.2
Commercial real estate	60,467	12.9	64,431	14.2	71,668	17.4	67,901	17.8	63,861	17.4
Construction	17,148	3.7	11,174	2.4	14,297	3.5	19,384	5.1	16,536	4.5
Consumer loans	5,359	1.1	6,867	1.5	4,583	1.1	2,113	0.5	2,523	0.7
Commercial loans	9,419	2.0	7,823	1.7	4,448	1.1	4,452	1.2	4,830	1.3

Total loans	469,331	100.0%	454,358	100.0%	410,749	100.0%	380,987	100.0%	366,145	100.0%

Deferred loan costs (fees), net	755		567		45		(120)		(274)
Allowance for loan losses	(4,037)		(3,891)		(3,371)		(3,203)		(3,204)

Total loans, net	$466,049		$451,034		$407,423		$377,664		$362,667

(1)
Includes $11.2 million, $15.7 million, $16.4 million, $20.1 million and $19.8 million of home equity loans and lines of credit at September 30, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)
Includes $130.9 million, $119.8 million, $131.2 million, $122.2 million and $108.2 million of loans collateralized by non-owner occupied properties, all of which were located in our market area, at September 30, 2013, 2012, 2011, 2010 and 2009, respectively.

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Loans
					Commercial Real Estate
	One-to Four-family		Multi-family				Construction Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2014	$224	4.74%	$31	4.98%	$2,528	3.88%	$16,383	4.87%
2015	190	4.95	—	—	60	5.45	765	4.91
2016	353	5.81	31	4.00	105	3.43	—	—
2017 to 2018	2,922	5.28	1,768	3.38	3,176	4.16	—	—
2019 to 2023	17,594	4.10	10,324	4.20	6,473	3.70	—	—
2024 to 2028	84,331	3.62	7,299	3.58	11,097	4.17	—	—
2029 and beyond	203,303	3.99	48,568	3.90	37,028	4.27	—	—

Total	$308,917	3.91%	$68,021	3.90%	$60,467	4.17%	$17,148	4.87%

	Consumer Loans		Commercial Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2014	$81	8.26%	$1,851	4.53%	$21,098	4.73%
2015	284	6.25	223	5.15	1,522	5.22
2016	359	5.79	291	4.51	1,139	5.20
2017 to 2018	4,228	4.37	1,394	4.85	13,488	4.44
2019 to 2023	112	5.58	936	6.00	35,439	4.11
2024 to 2028	44	7.45	344	4.50	103,115	3.68
2029 and beyond	251	15.34	4,380	3.01	293,530	4.01

Total	$5,359	5.19%	$9,419	4.03%	$469,331	3.99%

        The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2013 that are contractually due after September 30, 2014:

	Due After September 30, 2014
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$144,560	$164,133	$308,693
Multi-family	5,712	62,278	67,990
Commercial real estate	7,183	50,756	57,939
Construction	—	765	765
Consumer loans	4,964	314	5,278
Commercial loans	1,738	5,830	7,568

Total loans	$164,157	$284,076	$448,233

        One- to Four-family Residential Mortgage Loans.    At September 30, 2013, $308.9 million, or 65.8% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years.

        One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines and loans that conform to such guidelines are referred to as "conforming loans." The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000, but is $523,750 for single-family homes located in the Boston metropolitan area. The Bank also originates loans above this amount, which are referred to as "jumbo loans." The Bank's maximum loan amount for these loans is generally $3.5 million. The Bank generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. In addition to single-family dwellings, much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties, all of which are classified as one- to four-family residential mortgage loans. At September 30, 2013, our largest one- to four-family residential mortgage loan was $1.9 million and was performing in accordance with its repayment terms. At September 30, 2013, we had $2.5 million past due one- to four-family residential mortgages, of which $1.8 million was greater than 90 days delinquent and on non-accrual.

        The Bank originates adjustable-rate one- to four-family residential mortgage loans with initial interest rate adjustment periods of one, three, five and seven years, based on changes in a designated market index. These loans are limited to a 2.00% increase on their interest rate annually, with a maximum upward adjustment of 5.00% over the life of the loan. The Bank determines whether a borrower qualifies for an adjustable-rate mortgage loan based on secondary market guidelines.

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

        Multi-family Real Estate Loans.    The Bank originates multi-family real estate loans with either fixed rates (up to 15 years) or adjustable rates (amortization up to 30 years) generally with initial principal balances of up to $4.0 million and with a maximum loan to value ratio of 75%. Additionally, in evaluating a proposed multi-family real estate loan, the Bank will emphasize the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from multi-family real estate borrowers. At September 30, 2013, $68.0 million, or 14.5% of our total loan portfolio, consisted of multi-family real estate loans.

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

        Multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful management and operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained, renewed or the condition of the collateral declines), the borrower's ability to repay the loan may be impaired.

        At September 30, 2013, our largest multi-family real estate loan had a balance of $4.5 million and was secured by a 31-unit apartment building in our primary market area. At September 30, 2013, this loan was performing in accordance with its repayment terms. At September 30, 2013, we did not have any multi-family real estate loans that were delinquent.

        Commercial Real Estate Loans.    At September 30, 2013, $60.5 million, or 12.9% of our total loan portfolio, consisted of commercial real estate loans, which we define as loans that are secured by properties that are occupied primarily (50% or more) by commercial entities. Similar to our multi-family lending, we will originate commercial real estate loans with either fixed rates (up to 15 years) or adjustable rates (amortization up to 30 years), generally with initial principal balances of up to $4.0 million with a maximum loan to value ratio of 75%.

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

        At September 30, 2013, our largest commercial real estate loan, in which we were the lead bank, had a balance of $3.6 million, which represented a 50% participation in a $7.2 million commercial real estate loan, and was secured by a 62-room hotel in our primary market area. At September 30, 2013, this loan was performing in accordance with its repayment terms. At September 30, 2013, we did not have any commercial real estate loans more than 30 days delinquent.

        Construction Loans.    The Bank also originates construction loans for one- to four-family residential properties, multi-family properties and commercial properties. As of September 30, 2013, $17.1 million, or 3.7% of our total loan portfolio, consisted of construction loans, all of which were secured by one-to four-family residential real estate.

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

        Consumer Loans.    The Bank's consumer lending has been limited. At September 30, 2013, we had $5.4 million of consumer loans outstanding, representing 1.1% of the total loan portfolio. Consumer loans consist of loans secured by deposits, auto loans, overdraft lines of credit and various personal installment loans. The Bank offers a reduced interest rate on certain consumer loans for those customers who direct us to make automatic withdrawals from their Peoples Federal accounts for the monthly payments on their consumer loans.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At September 30, 2013, we had no consumer loans that were non-performing.

        Commercial Loans.    The Bank originates commercial term loans and variable lines of credit to small- and medium-sized companies in our primary market area. The Bank's commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. These loans are secured by business assets other than real estate, such as business equipment and inventory or accounts receivable. The commercial business loans that are offered are floating-rate loans indexed to the prime rate as published in The Wall Street Journal and fixed-rate loans with terms ranging from one to seven years. The commercial loan portfolio consists primarily of secured loans. At September 30, 2013, we had $9.4 million of commercial loans outstanding, representing 2.0% of the total loan portfolio. At September 30, 2013, we did not have any non-performing commercial loans.

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

        At September 30, 2013, our largest commercial lending relationship was $4.3 million consisting of three commercial loans secured by marketable securities. At September 30, 2013, these loans were performing in accordance with their terms.

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

        Loan Originations, Purchases and Sales.    Loan originations come from a number of sources. The primary source of loan originations is existing customers, walk-in traffic, advertising and referrals from customers. Occasionally, the Bank sells loans that it has originated. The decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management.

        We also purchase whole loans or participation loans to supplement our lending portfolio. Whole loans purchased totaled $86.5 million at September 30, 2013. We perform our underwriting analysis on each loan purchased using the same standards used for similar loans originated. The loans purchased are generally in our market area.

        Loan participations that we purchased totaled $13.9 million at September 30, 2013. Loan participations are also subject to the same credit analysis and loan approvals as loans the Bank originates. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates. However, as with purchased loans, the Bank does not service purchased participation loans. Thus, with respect to purchased loans and participations, the Bank is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

        The following table shows our loan originations, loan purchases and principal repayment activity for loans originated for our portfolio during the periods indicated. Loans are presented net of loans in process. The following table does not reflect loans that are originated for sale to the Federal Home Loan Mortgage Corporation.

	Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Total loans at beginning of period	$454,358	$410,749	$380,987	$366,145	$376,681
Loans originated:
Mortgage loans:
Residential loans:
One-to four-family	53,088	73,044	80,079	40,302	42,045
Multi-family	16,571	14,124	20,776	2,664	4,411
Commercial real estate	13,654	6,032	12,777	11,960	14,522
Construction	23,863	14,203	11,862	16,389	11,785

Total mortgage loans	107,176	107,403	125,494	71,315	72,763
Consumer loans	3,149	1,576	1,321	1,084	1,417
Commercial loans	2,927	3,972	8,198	1,078	610

Total loans originated	113,252	112,951	135,013	73,477	74,790

Loan purchased:
Residential loans:
One-to four-family	31,151	40,268	31,071	35,716	—
Consumer loans	—	3,088	2,804	—	—

Total loans purchased	31,151	43,356	33,875	35,716	—

Total loans originated and purchased	144,403	156,307	168,888	109,193	74,790
Deduct:
Principal repayments	(129,430)	(112,698)	(139,126)	(94,351)	(85,326)

Net loan activity	14,973	43,609	29,762	14,842	(10,536)

Total loans at end of period	$469,331	$454,358	$410,749	$380,987	$366,145

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

        The Bank requires appraisals of all real property securing one- to four-family residential mortgage loans, multi-family loans and commercial real estate loans. In limited circumstances, the use of a detailed appraisal may be waived by the Executive Vice President/Chief Lending Officer or the President of the Bank for loans where new money borrowed is less than $250,000. All appraisers are independent, state-licensed or state-certified appraisers and are approved by the board of directors annually.

        Loans to One Borrower.    The maximum amount the Bank may lend to one borrower and the borrower's related entities is limited, by regulation, to generally 15% of its unimpaired capital and surplus. At September 30, 2013, Peoples Federal's regulatory limit on loans to one borrower was $13.8 million. At that date, the Bank's largest lending relationship was $10.6 million and was secured by real property. This relationship consists of 33 real estate mortgage loans, each of which was performing in accordance with its original terms, at September 30, 2013.

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

        Non-performing Assets.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-performing loans include non-accrual loans, loans delinquent 90 days or greater and still accruing and non-performing troubled debt restructurings ("TDRs").

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
Residential loans:
One-to four-family	$1,846	$1,536	$2,541	$1,954	$1,632
Multi-family	—	—	—	—	258
Commercial real estate(1)	—	1,868	671	225	1,911
Construction	—	—	—	—	1,540
Consumer loans	—	—	38	1	—
Commercial loans	—	13	—	—	—

Total non-accrual loans	1,846	3,417	3,250	2,180	5,341

Total loans delinquent 90 days or greater and still accruing(2)	—	—	—	—	384
Troubled debt restructurings—accruing(3)	303	—	—	—	—

Total accruing non-performing loans	303	—	—	—	384

Total non-performing loans	2,149	3,417	3,250	2,180	5,725

Other real estate owned	—	—	—	795	—

Total non-performing assets(4)	$2,149	$3,417	$3,250	$2,975	$5,725

Ratios:
Non-performing loans to total loans	0.46%	0.75%	0.79%	0.57%	1.56%
Non-performing assets to total assets	0.37%	0.60%	0.59%	0.54%	1.19%

(1)
At September 30, 2012, amount consists of one non-performing TDR.

(2)
At September 30, 2009, amount consists of one 1-4 family residential mortgage loan.

(3)
At September 30, 2013, amount consists of one performing commercial real estate TDR.

(4)
At September 30, 2013, 2012, 2011, 2010 and 2009, loans totaling $2.1 million, $3.4 million, $3.3 million, $2.1 million and $5.3 million, respectively, were rated substandard. See—Classification of Assets.

        For the fiscal year ended September 30, 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $71,000. Interest income recognized on such loans for the fiscal year ended September 30, 2013 was $114,000.

        Troubled Debt Restructurings.    We periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. TDRs that have been performing in accordance with their modified terms for a period of less than six months are classified as non-performing. At September 30, 2013, the Company had $303,000 of TDRs. During the third fiscal 2013 quarter, the Company restructured a performing commercial real estate loan collateralized by a commercial real estate property. The Company capitalized all past due interest and provided for interest only for four months. At September 30, 2013, management believes that the loan is more than adequately collateralized and it was accruing and performing in accordance with its modified terms.

        Delinquent Loans.    The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2013
Mortgage loans:
Residential loans:
One-to four-family	4	$629	10	$1,846	14	$2,475
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	6	31	—	—	6	31
Commercial loans	1	1	—	—	1	1

Total loans	11	$661	10	$1,846	21	$2,507

At September 30, 2012
Mortgage loans:
Residential loans:
One-to four-family	6	$1,837	9	$1,536	15	$3,373
Multi-family	—	—	—	—	—	—
Commercial real estate	2	718	1	1,868	3	2,586
Construction	—	—	—	—	—	—
Consumer loans	8	54	—	—	8	54
Commercial loans	1	1	1	13	2	14

Total loans	17	$2,610	11	$3,417	28	$6,027

At September 30, 2011
Mortgage loans:
Residential loans:
One-to four-family	8	$1,140	15	$2,541	23	$3,681
Multi-family	1	186	—	—	1	186
Commercial real estate	2	2,053	1	671	3	2,724
Construction	—	—	—	—	—	—
Consumer loans	6	16	2	38	8	54
Commercial loans	—	—	—	—	—	—

Total loans	17	$3,395	18	$3,250	35	$6,645

At September 30, 2010
Mortgage loans:
Residential loans:
One-to four-family	12	$1,483	10	$1,954	22	$3,437
Multi-family	1	207	—	—	1	207
Commercial real estate	4	3,291	1	225	5	3,516
Construction	—	—	—	—	—	—
Consumer loans	9	34	1	1	10	35
Commercial loans	1	2	—	—	1	2

Total loans	27	$5,017	12	$2,180	39	$7,197

At September 30, 2009
Mortgage loans:
Residential loans:
One-to four-family	10	$1,720	8	$2,016	18	$3,736
Multi-family	1	226	1	258	2	484
Commercial real estate	1	642	2	1,911	3	2,553
Construction	—	—	1	1,540	1	1,540
Consumer loans	6	31	—	—	6	31
Commercial loans	1	1	—	—	1	1

Total loans	19	$2,620	12	$5,725	31	$8,345

        Other Real Estate Owned.    Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. As of September 30, 2013, 2012 and 2011, we had no other real estate owned. As of September 30, 2010, we had $795,000 in other real estate owned. As of September 30, 2009, we had no other real estate owned.

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

        We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by the Bank's principal federal regulator, the Office of the Comptroller of the Currency ("OCC"), which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

        The following table sets forth our amounts of classified assets, assets designated as special mention and criticized assets (classified assets and loans designated as special mention) at the dates indicated.

	At September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Classified assets:
Substandard	$4,100	$9,620	$12,569	$6,678	$6,223
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified assets	4,100	9,620	12,569	6,678	6,223
Special mention	2,357	10,546	4,036	4,452	4,754

Total criticized assets	$6,457	$20,166	$16,605	$11,130	$10,977

        At September 30, 2013, we had $4.1 million of substandard assets, of which $1.2 million were commercial real estate loans, $2.9 million were one- to four-family residential mortgage loans and $9,000 were commercial loans. At September 30, 2013, we had assets designated special mention totaling $2.4 million of which $1.7 million were commercial real estate loans and $700,000 were commercial loans.

        Allowance for Loan Losses.    We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors, which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The allowance for loan losses consists primarily of two components:

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

        Historically, we have experienced limited loan losses and, therefore, have relied on industry data and our assessed risks to determine loss factors for calculating our allowance for loan losses. More recently, as we have experienced manageable loan losses, we have utilized our own historical loss experience in determining applicable portions of the allowance for loan losses. During the fiscal year ended September 30, 2013, we have continued to use the same methodology in our calculation of the required allowance for loan losses. See "—Comparison of Operating Results for the Fiscal Years Ended September 30, 2013 and 2012—Provision for Loan Losses."

        We evaluate the allowance for loan losses based upon the combined total of the general, allocated and unallocated components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

        The following table sets forth the Bank's amount of allowance by loan segment and the percent of the loans to total loans in each of the segments listed at the dates indicated. The allowance for loan losses allocated to each segment is not necessarily indicative of future losses in any particular segment and does not restrict the use of the allowance to absorb losses in other segments:

	September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$1,930	65.8%	$1,847	65.5%	$1,550	61.8%	$1,481	62.8%	$1,726	64.9%
Multi-family	728	14.5	759	14.7	601	15.1	502	12.6	357	11.2
Commercial real estate	719	12.9	768	14.2	670	17.4	684	17.8	438	17.4
Construction	249	3.7	134	2.4	292	3.5	340	5.1	219	4.5
Consumer loans	86	1.1	157	1.5	91	1.1	42	0.5	38	0.7
Commercial loans	135	2.0	93	1.7	40	1.1	40	1.2	127	1.3
Unallocated	190	—	133	—	127	—	114	—	299	—

Total allowance	$4,037	100.0%	$3,891	100.0%	$3,371	100.0%	$3,203	100.0%	$3,204	100.0%

        During fiscal year ended September 30, 2013, management evaluated and modified some of the qualitative factors associated with the mortgage loan and consumer loan portfolios. In particular, management modified the qualitative factors associated with the one-to four-family residential, multi-family construction and commercial real estate segments based upon increased originations and changing economic factors.

Investment Activities

        The Bank has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Government-sponsored enterprises and of state and municipal governments, mortgage-backed securities and term certificates of federally insured institutions. Within certain regulatory limits, the Bank also may invest a portion of its assets in corporate securities and mutual funds. The Bank also is required to maintain an investment in Federal Home Loan Bank of Boston ("FHLB of Boston") stock.

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

        Securities.    At September 30, 2013, our securities portfolio consisted of U.S. Government corporations and agency securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae and had a fair value of $46.3 million, or 7.9% of assets, and an amortized cost of $46.3 million. At September 30, 2013, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. At September 30, 2013, we held no common or preferred stock of Fannie Mae or Freddie Mac. See "Management's Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities" for a discussion of the recent performance of our securities portfolio.

        The following table sets forth the amortized cost and estimated fair value of our securities portfolios (excluding FHLB of Boston stock) at the dates indicated.

	At September 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$8,000	$7,987	$17,000	$17,057	$27,999	$28,055
Mortgage-backed securities	6,275	6,238	4,464	4,596	359	397

Total securities available-for-sale	$14,275	$14,225	$21,464	$21,653	$28,358	$28,452

Securities held-to-maturity:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$5,000	$4,910	$—	$—	$—	$—
Mortgage-backed securities	27,054	27,195	25,921	26,746	19,713	19,925

Total securities held-to-maturity	$32,054	$32,105	$25,921	$26,746	$19,713	$19,925

        At September 30, 2013, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

        Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at September 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at September 30, 2013.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$—	—%	$8,000	0.69%	$—	—%	$—	—%	$8,000	$7,987	0.69%
Mortgage-backed securities	—	—	—	—	3,932	2.31	2,343	2.81	6,275	6,238	2.50

Total debt securities available-for-sale	$—	—%	$8,000	0.69%	$3,932	2.31%	$2,343	2.81%	$14,275	$14,225	1.48%

Securities held-to-maturity:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$—	—%	$5,000	0.93%	$—	—%	$—	—%	$5,000	$4,910	0.93%
Mortgage-backed securities	—	—	—	—	6,305	2.38	20,749	3.08	27,054	27,195	2.92

Total debt securities held-to-maturity	$—	—%	$5,000	0.93%	$6,305	2.38%	$20,749	3.08%	$32,054	$32,105	2.61%

        Bank Owned Life Insurance.    We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At September 30, 2013, this limit was $23.0 million, and we had invested $20.0 million in bank owned life insurance at that date.

Sources of Funds

        General.    Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the FHLB of Boston to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

        Deposits.    We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, term certificates, NOW accounts and regular checking accounts. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Historically, other than deposits that we have accepted through the Certificate of Deposit Account Registry Service ("CDARS") program, which are classified as brokered deposits for regulatory purposes, we have not accepted brokered deposits. At September 30, 2013, CDARS deposits totaled $4.0 million.

        The Bank continues to rely on its money-market accounts as a funding source, marketing the product using competitive pricing in a low interest rate environment and during a time when many customers do not want longer-term, fixed-rate certificate of deposit accounts. Money-market deposit account balances totaled $150.4 million, or 35.4% of deposits at September 30, 2013, versus $152.6 million, or, 36.6% of deposits at September 30, 2012. In addition to our retail funding sources, we have chosen to fund our operations utilizing FHLB advances as a funding source.

        At September 30, 2013, we had a total of $120.8 million in term certificates, of which $88.4 million, or 73.1%, had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

        The following table sets forth the distribution of our average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	For the Years Ended September 30,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$52,293	12.4%	—%	$41,816	10.2%	—%	$35,837	9.2%	—%
NOW deposits	38,220	9.0	0.06	36,724	8.9	0.11	34,165	8.8	0.19
Money market deposits	152,967	36.1	0.50	153,789	37.4	0.69	145,228	37.4	0.89
Savings	53,727	12.7	0.13	48,675	11.8	0.18	46,944	12.1	0.45
Term certificates	126,255	29.8	1.01	130,326	31.7	1.20	126,111	32.5	1.49

Total deposits	$423,462	100.0%	0.49%	$411,330	100.0%	0.67%	$388,285	100.0%	0.89%

        The following table sets forth term certificates classified by interest rate as of the dates indicated.

	At September 30,
	2013	2012	2011
	(In thousands)
Interest Rate:
Less than 2.00%	$114,899	$116,475	$125,567
2.00% through 2.99%	5,929	9,759	11,607
3.00% through 3.99%	—	1,510	3,379
4.00% through 4.99%	—	3	72

Total	$120,828	$127,747	$140,625

        The following table sets forth, by interest rate ranges, information concerning our term certificates.

	At September 30, 2013
	Period to Maturity
	Less Than or Equal to One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	Thereafter	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$84,349	$18,565	$3,743	$6,036	$2,206	$114,899	95.1%
2.00% through 2.99%	4,036	1,893	—	—	—	5,929	4.9%

Total	$88,385	$20,458	$3,743	$6,036	$2,206	$120,828	100.0%

        As of September 30, 2013, the aggregate amount of outstanding term certificates in amounts greater than or equal to $100,000 was approximately $57.8 million. The following table sets forth the maturity of those certificates as of September 30, 2013.

Amount
(In thousands)
Three months or less	$11,514
Over three months through six months	8,468
Over six months through one year	21,335
Over one year through three years	11,940
Over three years	4,532

$57,789

        Borrowings.    Our borrowings consist of advances from the FHLB of Boston. The Bank utilizes advances from the FHLB of Boston to supplement the Bank's investable funds. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank's mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. At September 30, 2013, we had $44.0 million of FHLB advances and we had access to additional FHLB advances of up to $79.0 million. Advances from the FHLB of Boston are secured by our investment in the capital stock of the FHLB of Boston as well as by a blanket lien on qualified collateral.

        During the fiscal year ended September 30, 2013, our borrowings increased $11.0 million, or 33.3%. The increase was the result of the Bank's strategy to include wholesale borrowing from the FHLB of Boston as a funding source in an effort to fund lending growth. FHLB advances continue to remain an important funding source of our ongoing asset/liability management strategy.

        The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated:

	At or For The Years Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Short-term borrowings:
Balance at end of period:	$6,000	$8,000	N/A
Average balance during the period:	$6,411	$1,235	N/A
Maximum outstanding at any month-end period:	$8,000	$8,000	N/A
Weighted average interest rate at end of period:	0.36%	0.34%	N/A
Average interest rate during period:	0.37%	0.32%	N/A
Long-term debt:
Balance at end of period:	$38,000	$25,000	$18,000
Average balance during the period:	$27,107	$21,481	$24,016
Maximum outstanding at any month-end period:	$38,000	$27,000	$33,000
Weighted average interest rate at end of period:	1.73%	2.34%	2.88%
Average interest rate during period:	2.15%	2.61%	3.10%

Personnel

        As of September 30, 2013, we had 72 full-time employees and 15 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activity

        The Bank is a wholly-owned subsidiary of the Company. Additionally, the Company formed Peoples Funding Corporation, which has the sole purpose of funding a loan to Peoples Federal's Employee Stock Ownership Plan.

        People Federal Savings Bank has no subsidiaries.

Regulation and Supervision

        General.    The Bank is supervised and examined by the OCC and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is a member of and owns stock in the FHLB of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), governing reserves to be maintained against deposits and other matters. The OCC examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank's loan documents.

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

        Dodd-Frank Act.    The Dodd-Frank Act has changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies, which it regulates. As a result, the Federal Reserve Board's regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like the Company, unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in "—Federal Banking Regulation—Capital Requirements." The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

        The Dodd-Frank Act also created the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Peoples Federal, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorney generals the ability to enforce applicable federal consumer protection laws.

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

        In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

        At September 30, 2013, the Bank's capital exceeded all applicable requirements.

        Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2013, the Bank's largest lending relationship with a single or related group of borrowers totaled $10.6 million, which represented 12.0% of the Bank's unimpaired capital and surplus. Therefore, the Bank was in compliance with the loans-to-one borrower limitations.

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

        A savings bank that fails the QTL test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance by a savings bank with the QTL test potentially subject to agency enforcement action for violation of laws. At September 30, 2013, the Bank maintained approximately 85.7% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

  •
  the distribution would violate any applicable statute, regulation, agreement or OCC -imposed condition; or

  •
  the savings bank is not eligible for expedited treatment of its filings.

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

        Liquidity.    A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. The Bank's primary sources of liquidity to meet short-term and long-term fund needs are liquid assets, deposit generation and access to funding from the FHLB of Boston.

        Community Reinvestment Act and Fair Lending Laws.    All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

        Transactions with Related Parties.    A federal savings bank's authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OCC regulations prohibit a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires federal savings banks to maintain detailed records of all transactions with affiliates.

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

        Insurance of Deposit Accounts.    The Deposit Insurance Fund ("DIF") of the FDIC insures deposits at FDIC-insured depository institutions, such as the Bank. Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

        The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessment rates range from 2.5 to 45 basis points of an institution's total assets less tangible capital.

        The Dodd-Frank Act increased the minimum target ratio for the DIF from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2013, the annualized FICO assessment was equal to 64 basis points of an institution's total assets less tangible capital.

        Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank does not know of any practice, condition, or violation that could lead to termination of its deposit insurance.

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

        Federal Home Loan Bank System.    The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Boston, the Bank is required to acquire and hold shares of capital stock in the FHLB of Boston. As of September 30, 2013, the Bank was in compliance with this requirement.

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

Holding Company Regulation

        General.    The Company is a non-diversified savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the Federal Reserve Board ("FRB") and is subject to FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over the Company and its non-depository subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

        Permissible Activities.    Under present law, the business activities of the Company is generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations.

        Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community, and competitive factors.

        The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

  (i)
  the approval of interstate supervisory acquisitions by savings and loan holding companies; and

  (ii)
  the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

        The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

        Capital.    Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015, with the capital conservation buffer phased in between 2016 and 2019.

        Source of Strength.    The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

        Dividends and Repurchases.    The FRB has issued a supervisory letter regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the supervisory letter provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality, and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the Company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the Company's overall rate of earnings retention is inconsistent with the Company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The supervisory letter also provides for regulatory review prior to a holding Company redeeming or repurchasing its stock in certain circumstances. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.

        Acquisition.    Under the Federal Change in Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire direct or indirect control of a savings and loan holding company. Under certain circumstances, such as where the company involved has securities registered with the SEC under the Securities Exchange Act of 1934, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company's outstanding voting stock, unless the FRB has found that the acquisition will not result in control of the company. That rebuttable presumption applies to the Company. A change in control is defined under federal law to occur upon the acquisition of 25% or more of the company's outstanding voting stock. Under the Change in Control Act, the FRB generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

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

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements during the fiscal year ending September 30, 2013 under the requirements of the Sarbanes-Oxley Act. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

Item 1A.    RISK FACTORS

Because we intend to continue to emphasize our commercial real estate and multi-family loan originations, our credit risk will increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

        We intend to continue originating commercial real estate and multi-family loans. At September 30, 2013, $68.0 million, or 14.5%, of our total loan portfolio consisted of multi-family loans and an additional $60.5 million, or 12.9% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower's properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower's business, thereby increasing the risk of non-performing loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

A portion of our one-to four-family residential mortgage loans is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

        Much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At September 30, 2013, of the $308.9 million of one-to four-family residential mortgage loans in our portfolio, $130.9 million, or 42.4% of this amount, were comprised of non-owner occupied properties. We believe that there is a greater credit risk inherent in two-, three- and four-unit properties and especially in investor-owner and non-owner occupied properties, than in owner-occupied one-unit properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower's ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower's ability to repay the loan.

We make and hold in our portfolio construction loans, which are considered to have greater credit risk than other types of residential loans made by financial institutions.

        We originate construction loans for one- to four-family residential properties, multi-family properties and commercial properties, including commercial "mixed-use" buildings and homes built by developers on speculative, undeveloped property. At September 30, 2013, $17.1 million, or 3.7% of our total loan portfolio, consisted of construction loans, all of which were secured by one- to four-family residential real estate. None of our construction loans were secured by commercial real estate at September 30, 2013. Construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our future earnings.

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

        Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At September 30, 2013, $164.3 million, or 53.2% of our $308.9 million one- to four-family residential mortgage loans at such date, had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

        Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of debt securities moves inversely with changes in interest rates.

        At September 30, 2013, our internal "rate shock" analysis indicated that our economic value of equity (the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts) would decrease by $14.7 million, or 13.2%, if there was an instantaneous 200 basis point increase in market interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

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

Risks Related to Recent Economic Conditions and Governmental Response Efforts.

        Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The United States and Massachusetts economies are experiencing reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets. Declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

If our investment in the stock of the FHLB of Boston is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders' equity could decrease.

        We own stock of the FHLB of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB of Boston's advance program. The aggregate cost of our FHLB of Boston stock as of September 30, 2013 was

$3.8 million. FHLB stock is not a marketable security and can only be redeemed by the FHLB. However, in recent years, the FHLB of Boston has not repurchased excess stock outstanding.

        In addition, FHLBs may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of FHLB, including the FHLB of Boston, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB of Boston stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders' equity to decrease by the after-tax amount of the impairment charge.

Our earnings have been negatively affected by the low level of dividends paid by the FHLB of Boston on its stock during 2013.

        We received $16,000 in total dividends from the FHLB of Boston during fiscal 2013. We received $19,000 in total dividends during fiscal 2012. Accordingly, the reduction of the FHLB of Boston dividend payments has reduced our earnings. In addition, the FHLB of Boston is an important source of liquidity for us, and any restrictions on their operations may hinder our ability to use it as a liquidity source.

Our branch network expansion strategy may negatively affect our financial performance.

        We expanded our branch network by establishing a new branch office in West Newton, Massachusetts, which opened in the second calendar quarter of 2011 and expect to establish a new branch in Westwood, Massachusetts during our second fiscal 2014 quarter. This strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to originate sufficient loans and generate sufficient deposits to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. Any additional newly established branches could negatively impact earnings.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We operate from our main office and six full-service branches located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline, West Newton and Norwood, Massachusetts. During our second fiscal 2014 quarter, we expect to establish a new branch in Westwood, Massachusetts. The net book value of our premises, land and equipment was $3.5 million at September 30, 2013.

        The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Main Office:
435 Market Street(1)	Owned	1977	N/A	N/A
Brighton, Massachusetts 02135
Full Service Branches:
Allston	Owned	1996	N/A	N/A
229 North Harvard Street
Allston, Massachusetts 02134
Brookline	Owned	1955	N/A	N/A
264 Washington Street
Brookline, Massachusetts 02445
Jamaica Plain	Leased	2001	02/29/16	N/A
725 Centre Street
Jamaica Plain, Massachusetts 02130
Norwood	Owned	2005	N/A	N/A
61 Lenox Street
Norwood, Massachusetts 02062
West Newton	Leased	2010	06/12/21	06/12/31
989-1001 Watertown Street
West Newton, Massachusetts 02465
West Roxbury	Owned	1997	N/A	N/A
1905 Centre Street
West Roxbury, Massachusetts 02132
Westwood	Leased	2013	(2)	(2)
670 High Street(2)
Westwood, MA 02090

(1)
Main office has a full service branch.

(2)
New branch expected to open in the second fiscal 2014 quarter. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2013, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market.

        The Company's common stock trades on the NASDAQ Capital Market under the trading symbol "PEOP." The following table presents quarterly market information for the Company's common stock for each of the past two fiscal years. The following information with respect to trading prices was provided by the NASDAQ Capital Market.

Fiscal Year Ending September 30,	High	Low	Dividends Declared Per Share
2013
First Quarter	$17.50	$16.10	$0.28	(1)
Second Quarter	19.28	17.09	0.03
Third Quarter	19.21	17.62	0.04
Fourth Quarter	19.24	17.29	0.04
2012
First Quarter	$14.25	$12.74	$—
Second Quarter	16.40	14.15	—
Third Quarter	16.70	15.75	—
Fourth Quarter	17.51	16.22	0.03

(1)
Includes a special dividend of $0.25 per share that was paid on December 20, 2012.

Holders.

        The approximate number of holders of record of the Company's common stock as of November 30, 2013 was 511. Certain shares of the Company, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividends.

        The Company began paying a quarterly dividend during the fourth quarter of fiscal 2012. We expect that, subject to regulatory requirements and our financial condition and results of operations, quarterly dividends will continue to be paid in the future. In addition, the board of directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. The Company cannot guarantee that it will pay dividends or that if paid, the Company will not reduce or eliminate dividends in the future. See Item 1 "Regulations and Supervision—Capital Distributions" for information relating to restrictions on dividends. If the Company issues preferred stock, the holders of the preferred stock may have dividend preferences over the holders of common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

        At a special meeting of stockholders, held on August 16, 2011, the Company's stockholders approved the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan (the "Stock Plan"). Under the Stock Plan, the Company may grant options, restricted stock awards or restricted stock unit awards to its employees and directors for up to 999,810 shares of its common stock. On August 20, 2013, the Company granted the remaining available shares under the Stock Plan and granted 58,255 stock options and 75,375 restricted stock awards to its directors and certain employees of the Company. There are no further shares available for grant under the Stock Plan.

        The following table provides information as of September 30, 2013, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security stockholders	642,735	$15.74	—
Equity compensation plans not approved by security stockholders	—	$—	—

Total	642,735	$15.74	—

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

	7/7/2010	9/30/2010	9/30/2011	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013
PEOP	100.00	103.37	123.37	166.15	167.21	183.65	173.75	167.50
Russell 2000	100.00	110.54	105.31	136.91	138.86	155.57	159.81	175.55
SNL New England U.S. Bank	100.00	102.20	88.87	117.91	126.75	155.64	169.92	171.92
SNL New England U.S. Thrift	100.00	99.21	94.25	106.39	107.38	117.15	124.93	123.17

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

        At September 30, 2013, total repurchases under the repurchase program were 1,032,641 shares at an average price of $15.85. Included in the repurchases noted above, the Company purchased 82,445 shares, during the fourth fiscal quarter ended September 30, 2013, at an average price of $18.28 as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	23,000	$18.41	23,000	59,445
August 1 - 31, 2013	35,000	$18.44	35,000	24,445
September 1 - 30, 2013	24,445	$17.92	24,445	—

Total	82,445	$18.28	82,445

        On December 6, 2013, the Company announced that its Board of Directors authorized an increase in the number of common shares that may be repurchased pursuant to the Company's stock repurchase plan that was previously announced on July 20, 2011 and subsequently expanded in February 2012 and October 2012. Under the expanded repurchase plan, the Company is authorized to repurchase up to an additional 5% of its issued and outstanding common shares, or up to an additional 323,296 common shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

ITEM 6.    SELECTED FINANCIAL DATA

	At or For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$585,246	$570,827	$554,189	$545,937	$482,828
Total cash and cash equivalents	37,134	36,241	61,729	113,863	88,634
Securities available-for-sale	14,225	21,653	28,452	23,596	6,328
Securities held-to-maturity	32,054	25,921	19,713	—	—
Loans, net	466,049	451,034	407,423	377,664	362,667
Loans held for sale	—	—	—	260	—
Other real estate owned	—	—	—	795	—
Cash surrender value of life insurance policies	20,007	19,364	18,713	11,670	11,249
Federal Home Loan Bank stock, at cost	3,775	4,014	4,339	4,339	4,339
Deposits	425,093	416,748	416,645	390,839	366,464
Federal Home Loan Bank advances	44,000	33,000	18,000	33,000	58,000
Total stockholders' equity	106,352	110,538	115,702	114,360	50,943
Selected Operating Data:
Interest and dividend income	19,393	20,329	20,590	21,086	22,614
Interest expense	2,745	3,319	4,190	6,234	8,687

Net interest and dividend income	16,648	17,010	16,400	14,852	13,927
Provision for loan losses	200	540	405	300	127

Net interest and dividend income after provision for loan losses	16,448	16,470	15,995	14,552	13,800

Net gain on sales of mortgage loans	189	169	178	277	307
Net gain on sales of securities available-for-sale	—	—	—	210	208
Other non-interest income	1,665	1,664	1,542	1,453	1,301

Total non-interest income	1,854	1,833	1,720	1,940	1,816

Total non-interest expense	14,346	14,126	12,787	17,055	11,263

Income (loss) before income taxes	3,956	4,177	4,928	(563)	4,353
Provision (benefit) for income taxes	1,671	2,520	1,857	(399)	1,681

Net income (loss)	$2,285	$1,657	$3,071	$(164)	$2,672

Earnings per share (basic)(1)	$0.37	$0.26	$0.47	N/A	N/A
Earnings per share (diluted)(1)	$0.37	$0.26	$0.47	N/A	N/A
Dividends paid per common share(1)	$0.39	$0.03	$—	N/A	N/A
Dividend payout ratio(1)	105.41%	11.54%	—%	N/A	N/A

(1)
Not applicable for year ended September 30, 2010 and prior years, as the Company did not issue stock until July 2010.

	At or For the Years Ended September 30,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (net income to average total assets)	0.40%	0.30%	0.57%	(0.03)%	0.59%
Return (loss) on equity (net income to average equity)	2.11%	1.46%	2.64%	(0.23)%	5.32%
Net interest rate spread(1)	2.92%	3.12%	3.05%	3.12%	2.97%
Net interest margin(2)	3.09%	3.32%	3.31%	3.30%	3.31%
Efficiency ratio(3)	77.54%	74.97%	70.57%	101.57%	71.54%
Non-interest expense to average total assets	2.50%	2.54%	2.38%	3.34%	2.50%
Average interest-earning assets to interest-bearing liabilities	1.33x	1.31x	1.32x	1.13x	1.16x
Average stockholders' equity to average total assets	18.85%	20.37%	21.67%	13.85%	11.16%
Asset Quality Ratios:
Non-performing assets to total assets	0.37%	0.60%	0.59%	0.54%	1.19%
Non-performing loans to total loans	0.46%	0.75%	0.79%	0.57%	1.56%
Allowance for loan losses to non-performing loans	187.85%	113.87%	103.72%	146.93%	55.97%
Allowance for loan losses to total loans	0.86%	0.86%	0.82%	0.84%	0.88%
Net charge-offs to average loans outstanding	0.01%	0.01%	0.06%	0.08%	0.04%
Capital Ratios (Bank Only):
Total capital (to risk-weighted assets)	24.83%	24.12%	23.81%	24.43%	16.93%
Tier 1 capital (to risk-weighted assets)	23.74%	23.05%	22.86%	23.46%	15.95%
Tier 1 capital (to adjusted total assets)(4)	15.08%	14.71%	14.61%	14.11%	10.48%
Other Data:
Number of full service branches	7	7	7	6	6
Full time equivalent employees	80	75	73	66	61

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

(4)
Prior to September 30, 2012, average total assets was used to calculate this ratio.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We have historically operated as a traditional thrift institution. A significant majority of our assets consist of long-term, fixed-rate and adjustable-rate one- to four-family residential mortgage loans, which we have funded primarily with retail deposits and FHLB of Boston advances. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including securities issued by U.S. government agencies and residential mortgage-backed securities issued by government-sponsored entities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of money market accounts, savings accounts, term certificates, and FHLB of Boston advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, income derived from insurance policies we hold on certain of our executive officers, which serve as a funding source for our benefit obligations, loan servicing fees and other income and gains or losses on the sale of loans and on the sale of available-for-sale securities. Non-interest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, legal, accounting and exam fees, FDIC insurance premiums and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

        All of our residential mortgage-backed securities have been issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, all of which are U.S. government-sponsored entities. These agencies guarantee the payment of principal and interest on our residential mortgage-backed securities. We do not own any trust preferred securities or collateralized debt obligations ("CDOs").

        Since September 30, 2009, we have increased our total assets by 21.2% from $482.8 million at September 30, 2009 to $585.2 million at September 30, 2013. During the fiscal years 2010, 2011, 2012 and 2013, we purchased approximately $138.2 million of one- to four-family residential mortgage loans, substantially all of which are higher-yielding, jumbo mortgage loans, collateralized by single-family properties in our market area.

        Our operations in recent years have also been affected by our efforts to manage our interest rate risk position by reducing our exposure to long-term, fixed-rate assets and replacing a portion of these assets with adjustable-rate loans. Specifically, during the year ended September 30, 2013, we sold $5.8 million of 20- and 30-year fixed-rate, lower-yielding, conforming one- to four-family residential mortgage loans and we have used the net proceeds of these sales to repay short-term borrowings and to fund loan originations and purchases. We did not sell any available-for-sale or held-to-maturity securities during the fiscal year ended September 30, 2013.

        The low-interest rate environment during fiscal 2013 and 2012 generated a substantial amount of loan pre-payments in our one-to four-family residential mortgage loan portfolio. In addition, loan origination activity and loan purchases resulted in loan growth of $15.0 million for the year ended September 30, 2013 and $43.6 million for the year ended September 30, 2012. Management made the determination to utilize both retail deposits and FHLB advances to fund this loan growth. Accordingly, our FHLB advances increased to $44.0 million at September 30, 2013 from $33.0 million at September 30, 2012. In addition, during the same time period, our deposits increased to $425.1 million at September 30, 2013 from $416.7 million at September 30, 2012.

        We have traditionally focused on the origination of one- to four-family residential mortgage loans, the origination or participation in multi-family mortgage loans and commercial real estate loans, and at September 30, 2013, 93.2% of our loan portfolio was comprised of these types of loans. We intend to continue to emphasize the origination of these types of loans in the future.

        Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $2.1 million, or 0.4% of total assets, at September 30, 2013, compared to $3.4 million, or 0.6%, of total assets at September 30, 2012. Total loan delinquencies were $2.5 million and $6.0 million, respectively, as of September 30, 2013 and 2012. Our non-performing loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly has resulted in low levels of provisions for loan losses. Our provision for loan losses was $200,000, $540,000 and $405,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

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

        Allowance for Loan Losses.    The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. A provision for loan losses is charged to operations based on management's evaluation of the estimated losses that have been incurred in our loan portfolio. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans.

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

        The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated:

	Years Ended September 30,
	2013				2012				2011
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$453,202		$18,690	4.12%	$422,198		$19,323	4.58%	$394,920		$20,048	5.08%
Taxable securities(2)	40,283		600	1.49	56,856		914	1.61	30,175		400	1.33
Other interest-earning assets	41,484		87	0.21	28,864		73	0.25	65,629		132	0.20
FHLB stock	3,880		16	0.41	4,155		19	0.46	4,339		10	0.23

Total interest-earning assets	538,849		19,393	3.60	512,073		20,329	3.97	495,063		20,590	4.16

Non-interest-earning assets	35,834				44,030				41,521

Total assets	$574,683				$556,103				$536,584

Interest-bearing liabilities:
Deposits:
Savings	$53,727		72	0.13	$48,675		90	0.18	$46,944		213	0.45
Money market accounts	152,967		767	0.50	153,789		1,066	0.69	145,228		1,292	0.89
NOW accounts	38,220		24	0.06	36,724		40	0.11	34,165		64	0.19
Term certificates	126,255		1,274	1.01	130,326		1,559	1.20	126,111		1,876	1.49

Total deposits	371,169		2,137	0.58	369,514		2,755	0.75	352,448		3,445	0.98
FHLB advances	33,518		608	1.81	22,716		564	2.48	24,016		745	3.10

Total interest-bearing liabilities	404,687		2,745	0.68	392,230		3,319	0.85	376,464		4,190	1.11

Demand deposits	52,293				41,816				35,837
Other non-interest-bearing liabilities	9,380				8,762				8,003

Total non-interest-bearing liabilities	61,673				50,578				43,840

Total liabilities	466,360				442,808				420,304
Stockholders' equity	108,323				113,295				116,280

Total liabilities and stockholders' equity	$574,683				$556,103				$536,584

Net interest income			$16,648				$17,010				$16,400

Net interest rate spread(3)				2.92%				3.12%				3.05%

Net interest-earning assets(4)	$134,162				$119,843				$118,599

Net interest margin(5)				3.09%				3.32%				3.31%

Ratio of interest-earning assets to total interest-bearing liabilities	1.33	x			1.31	x			1.32	x

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

	Years Ended September 30, 2013 vs. 2012			Years Ended September 30, 2012 vs. 2011			Years Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans(1)	$1,419	$(2,052)	$(633)	$1,705	$(2,430)	$(725)	$1,722	$(2,465)	$(743)
Taxable securities(2)	(267)	(47)	(314)	414	100	514	274	(33)	241
Other interest-earning assets	32	(18)	14	(109)	50	(59)	(5)	1	(4)
FHLB stock	(1)	(2)	(3)	—	9	9	—	10	10

Total interest-earning assets	1,183	(2,119)	(936)	2,010	(2,271)	(261)	1,991	(2,487)	(496)

Interest-bearing liabilities:
Deposits:
Savings	10	(28)	(18)	8	(131)	(123)	15	(126)	(111)
Money market accounts	(6)	(293)	(299)	82	(308)	(226)	(160)	(620)	(780)
NOW accounts	2	(18)	(16)	5	(29)	(24)	5	1	6
Term certificates	(49)	(236)	(285)	66	(383)	(317)	304	(545)	(241)

Total deposits	(43)	(575)	(618)	161	(851)	(690)	164	(1,290)	(1,126)
FHLB advances	268	(224)	44	(39)	(142)	(181)	(795)	(123)	(918)

Total interest-bearing liabilities	225	(799)	(574)	122	(993)	(871)	(631)	(1,413)	(2,044)

Increase (decrease) in net interest income	$958	$(1,320)	$(362)	$1,888	$(1,278)	$610	$2,622	$(1,074)	$1,548

(1)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)
Average balances are presented at average amortized cost.

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

        Total assets increased $14.4 million, or 2.5%, to $585.2 million at September 30, 2013, from $570.8 million at September 30, 2012. Loans, net increased $15.0 million, or 3.3%, to $466.0 million at September 30, 2013 from $451.0 million at September 30, 2012 primarily from loan originations of $113.3 million, of which $53.1 million were one- to four- family residential mortgage loans collateralized by properties in our market area. Total cash and cash equivalents increased $900,000, or 2.5%, to $37.1 million at September 30, 2013 from $36.2 million at September 30, 2012 as funds from customer deposits, FHLB advances and maturing investment securities offset the funding of loan growth. Securities available-for-sale decreased $7.5 million, or 34.3%, to $14.2 million at September 30, 2013, from $21.7 million at September 30, 2012. Securities held-to-maturity increased to $32.1 million at September 30, 2013, from $25.9 million at September 30, 2012.

        Deposits increased to $425.1 million at September 30, 2013 from $416.7 million at September 30, 2012. The increase resulted from an increase in demand deposits to $57.9 million at September 30, 2013 from $49.2 million at September 30, 2012, an increase in savings to $57.3 million at September 30, 2013 from $50.1 million at September 30, 2012 and an increase in NOW deposits to $38.6 million at September 30, 2013 from $37.1 million at September 30, 2012. These increases were offset by a decrease in term certificates to $120.8 million at September 30, 2013 from $127.7 million at September 30, 2012 and a decrease in money market deposits to $150.4 million at September 30, 2013 from $152.6 million at September 30, 2012.

        Borrowings, consisting of FHLB advances, increased $11.0 million to $44.0 million at September 30, 2013 from $33.0 million at September 30, 2012.

        Total stockholders' equity decreased to $106.4 million at September 30, 2013 from $110.5 million at September 30, 2012. The decrease was primarily due to stock repurchases and retirements totaling $6.0 million and dividends paid of $2.3 million during the period, offset primarily by net income of $2.3 million, stock based compensation expense of $1.5 million and ESOP expense of $510,000 for the year ended September 30, 2013.

Comparison of Operating Results for the Years Ended September 30, 2013 and September 30, 2012

        General.    Net income for the year ended September 30, 2013 was $2.3 million as compared to net income of $1.7 million for the year ended September 30, 2012. Interest and dividend income for the year ended September 30, 2013 was $19.4 million, compared to $20.3 million for year ended September 30, 2012, a decrease of 4.6%. Interest expense decreased to $2.7 million for the year ended September 30, 2013 from $3.3 million for the year ended September 30, 2012. The decrease was due to the decrease in interest on deposits, offset by an increase in interest on FHLB advances. The provision for loan losses decreased $340,000 to $200,000 for the year ended September 30, 2013 from $540,000 during the year ended September 30, 2012. Non-interest income totaled $1.9 million for the year ended September 30, 2013 compared to $1.8 million for the year ended September 30, 2012. There were no significant increases or decreases in non-interest income. Non-interest expense increased $220,000, or 1.6%, to $14.3 million for the year ended September 30, 2013 from $14.1 million for the year ended September 30, 2012. The increase in non-interest expense resulted mainly from increases in salaries and employee benefits and professional fees, offset by decreases in advertising expense and other operating expense. The provision for income taxes decreased to $1.7 million for the year ended September 30, 2013 as compared to a provision for income taxes of $2.5 million for the year ended September 30, 2012.

        Net Interest Income.    Net interest and dividend income for the year ended September 30, 2013 was $16.6 million, compared to $17.0 million for year ended September 31, 2012, a decrease of $362,000, or 2.1%, as declining rates and margin compression continue to affect the Company. The decrease in net interest and dividend income was due to the decrease in the yield on our interest-earning assets and the increase in the average balance on interest-bearing liabilities. The yield on interest-earning assets decreased 37 basis points to 3.60% for the year ended September 30, 2013 from 3.97% for the year ended September 30, 2012. The most significant decrease was in the yield on loans, which decreased 46 basis points to 4.12% for the year ended September 30, 2013 from 4.58% for the year ended September 30, 2012. Rates on loans continue to decline due to the paydown on our higher yielding loans replaced by the origination and purchase of lower yielding loans due to market conditions and competition with financial institutions in our lending area. In addition, the average balance on interest-bearing liabilities increased $12.5 million to $404.7 million for the year ended September 30, 2013 from $392.2 million for the year ended September 30, 2012. The increase was due primarily to the increase in the average balance on FHLB advances. Management funded loan growth mainly with competitively priced FHLB advances resulting in the increase in the FHLB advances average balance to $33.5 million for the year ended September 30, 2013 from $22.7 million for the year ended September 30, 2012. Offsetting the decreases impacting net interest and dividend income noted above was the increase in the average balance on interest-earning assets and the decrease in cost of funds on interest-bearing liabilities. The average balance on interest-earning assets increased $26.7 million to $538.8 million for the year ended September 30, 2013 from $512.1 million for the year ended September 30, 2012. The increase was mainly due to the increase in average loan balances. We continue to competitively price our loan products to increase organic loan originations. In addition, the average rate on interest-bearing liabilities decreased 17 basis points to 0.68% for the year ended September 30, 2013 from 0.85% for the year ended September 30, 2012. The decrease was noted primarily in the decrease in cost of funds on FHLB advances as the average rate decreased 67 basis points to 1.81% for the year ended September 30, 2013 from 2.48% for the year ended September 30, 2012. The Company replaced maturing higher cost borrowings with lower rate FHLB advances during the year ended September 30, 2013.

        Provision for Loan Losses.    The loan loss provision for the years ended September 30, 2013 and September 30, 2012 was $200,000 and $540,000, respectively. The provision decreased primarily due to changes in the composition of the loan portfolio, including the increase in residential mortgage loans and the overall loan portfolio growth and decreases in non-accrual loans, classified loans and TDRs.

        Non-interest Income.    Non-interest income was $1.9 million and $1.8 million for the years ended September 30, 2013 and 2012, respectively, an increase of $21,000, or 1.1%. The increase in non-interest income was attributable primarily to a $41,000 increase in loan servicing fees, net and the increase in net gain on sales of mortgage loans of $20,000. These increases were offset by the decrease in other operating income of $19,000, the decrease in customer service fees of $13,000 and the decrease in the cash surrender value income of our bank-owned life insurance of $8,000.

        Non-interest Expense.    Non-interest expense increased $220,000, or 1.6%, to $14.3 million for the year ended September 30, 2013 from $14.1 million for the year ended September 30, 2012. During the year ended September 30, 2013, salaries and employee benefits expense increased to $9.8 million from $9.6 million for the year ended September 30, 2012, reflecting additional employees and normal annual salary increases, accruals under our benefit plans and the cost associated with the equity incentive plan. In addition, occupancy expense increased to $965,000 during fiscal year 2013 from $920,000 during fiscal year 2012, professional fees increased to $570,000 from $488,000, data processing increased to $853,000 from $811,000 and deposit insurance increased to $268,000 from $251,000. Partially offsetting these increases were decreases during the year ended September 2013, as equipment expense decreased to $390,000 from $437,000, advertising expense decreased to $497,000 from $558,000 and other operating expense decreased to $1.0 million from $1.1 million.

        Income Taxes.    The provision for income taxes was $1.7 million for the fiscal year ended September 30, 2013 as compared to the provision for income taxes of $2.5 million for the fiscal year ended September 30, 2012. The effective tax rates were 42.2% and 60.3% for the years ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate was attributed primarily to the decrease in the amount of the provision for the valuation allowance. During the years ended September 30, 2013 and 2012, the Company provided $30,000 and $991,000, respectively, for a valuation allowance against the deferred tax asset, relating to the charitable contribution made in conjunction with the establishment and funding of a charitable foundation in connection with our initial public offering in 2010. A valuation allowance is established against deferred tax assets when, based upon the available evidence, including historical and projected taxable income, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized. The provision for the valuation allowance was based upon management's analysis of the deferred tax asset at September 30, 2013.

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

Impact of Inflation and Changing Prices

        Our consolidated financial statements and related notes have been prepared in accordance with GAAP. GAAP requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Recent Accounting Pronouncements

        Footnote 2 in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Company in fiscal year 2013 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.

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

        For September 30, 2013, we used a simulation model to project changes for four rate scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate.

        The table below sets forth, as of September 30, 2013, the estimated changes in the Bank's economic value of equity and net interest income that would result from the designated immediate changes in the Federal Funds rate.

		Economic Value of Equity(2)		Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Change in Interest Rates (basis points)(1)	Estimated EVE(2)			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$84,029	$(27,396)	(24.6)%	$16,065	$(1,226)	(7.1)%
+200bp	96,696	(14,729)	(13.2)%	16,995	(296)	(1.7)%
+100bp	106,095	(5,330)	(4.8)%	17,355	64	0.4%
0bp	111,425	—	—%	17,291	—	—%
-100bp	116,464	5,039	4.5%	16,628	(663)	(3.8)%

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

        For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points. At September 30, 2013, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Boston, principal repayments and loan sales and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013.

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

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $37.1 million.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At September 30, 2013, we had $7.3 million in loan commitments outstanding, $4.8 million of which were for fixed-rate loans and $2.5 million of which were for adjustable-rate loans. In addition to commitments to originate loans, we had $34.0 million in unused lines of credit to borrowers and $66,000 in standby letters of credit. Term certificates due within one year of September 30, 2013 totaled $88.4 million, or 73.1% of our term certificates. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the term certificates, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our term certificates with maturities of one year or less as of September 30, 2013.

        Our primary investing activity is originating loans. During the fiscal years ended September 30, 2013 and 2012, we originated $113.3 million and $113.0 million of loans, respectively. Additionally, during the fiscal years ended September 30, 2013 and 2012, we purchased $31.2 million and $43.4 million of loans, respectively.

        Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $8.3 million during the year ended September 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Boston, which provide an additional source of funds. We have historically relied on FHLB advances as a funding source and expect that we will continue to utilize these as a source of funding. FHLB advances increased $11.0 million to $44.0 million, at September 30, 2013, from $33.0 million at September 30, 2012. At September 30, 2013, we had the ability to borrow up to an additional $79.0 million from the FHLB of Boston.

        Capital Resources.    The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered "well capitalized" under regulatory guidelines. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 14 to the Consolidated Financial Statements.

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

        The following table presents information indicating various Company loan commitments outstanding and their respective maturity dates as of September 30, 2013:

	September 30, 2013
	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Commitments to originate loans	$7,253	$—	$—	$—	$7,253
Unadvanced portions of loans:
Construction loans	5,821	898	—	—	6,719
Commercial real estate lines of credit	—	—	—	6,964	6,964
Home equity lines of credit	229	672	252	14,459	15,612
Consumer	—	—	—	638	638
Commercial	1,180	167	—	2,656	4,003
Standby letters of credit	66				66

Total	$14,549	$1,737	$252	$24,717	$41,255

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

        The following table presents information indicating various contractual obligations and commitments of the Company as of September 30, 2013 and their respective maturity dates:

	September 30, 2013
	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$18,000	$16,000	$10,000	$—	$44,000
Operating leases	145	249	151	215	760

Total contractual obligations	$18,145	$16,249	$10,151	$215	$44,760

        In addition, the Company has also entered into a lease agreement as part of its branch expansion into Westwood, Massachusetts. The lease term is 10 years, with four renewal options. Each renewal option is five years. Under the lease agreement, the lease payments on the new Westwood branch do not commence until occupancy is established and are not included in the prior schedule of contractual obligations and commitments of the Company for operating leases. Once occupancy is established, the annual lease expense will be $55,200. The new branch is expected to open during the second quarter of the Company's 2014 fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Federal Bancshares, Inc. and Subsidiaries' internal controls over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2013 expressed an unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
December 10, 2013

The Board of Directors and Stockholders
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited Peoples Federal Bancshares, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Federal Bancshares, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Peoples Federal Bancshares, Inc.'s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Peoples Federal Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2013 of Peoples Federal Bancshares, Inc. and Subsidiaries and our report dated December 10, 2013 expressed on unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
December 10, 2013

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and due from banks	$4,047	$6,713
Interest-bearing demand deposits with other banks	30,906	27,378
Federal funds sold	79	48
Federal Home Loan Bank—overnight deposit	2,102	2,102

Total cash and cash equivalents	37,134	36,241
Securities available-for-sale	14,225	21,653
Securities held-to-maturity (fair values of $32,105 and $26,746)	32,054	25,921
Federal Home Loan Bank stock (at cost)	3,775	4,014
Loans	470,086	454,925
Allowance for loan losses	(4,037)	(3,891)

Loans, net	466,049	451,034

Premises and equipment, net	3,465	3,577
Cash surrender value of life insurance policies	20,007	19,364
Accrued interest receivable	1,448	1,589
Deferred income tax asset, net	5,432	5,116
Other assets	1,657	2,318

Total assets	$585,246	$570,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$57,891	$49,165
Interest-bearing	367,202	367,583

Total deposits	425,093	416,748
Short-term borrowings	6,000	8,000
Long-term debt	38,000	25,000
Accrued expenses and other liabilities	9,801	10,541

Total liabilities	478,894	460,289

Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,465,934 and 6,726,904 shares issued and outstanding at September 30, 2013 and 2012, respectively	65	67
Additional paid-in capital	60,039	63,909
Retained earnings	55,103	55,153
Accumulated other comprehensive (loss) income	(30)	113
Unearned restricted shares; 256,894 and 244,140 shares at September 30, 2013 and 2012, respectively	(4,183)	(3,777)
Unearned compensation—ESOP	(4,642)	(4,927)

Total stockholders' equity	106,352	110,538

Total liabilities and stockholders' equity	$585,246	$570,827

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2013	2012	2011
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$18,690	$19,323	$20,048
Interest on debt securities:
Taxable	600	914	400
Other interest	87	73	132
Dividends on equity securities	16	19	10

Total interest and dividend income	19,393	20,329	20,590

Interest expense:
Interest on deposits	2,137	2,755	3,445
Interest on Federal Home Loan Bank advances	608	564	745

Total interest expense	2,745	3,319	4,190

Net interest and dividend income	16,648	17,010	16,400
Provision for loan losses	200	540	405

Net interest and dividend income, after provision for loan losses	16,448	16,470	15,995

Non-interest income:
Customer service fees	825	838	809
Loan servicing fees, net	43	2	40
Net gain on sales of mortgage loans	189	169	178
Increase in cash surrender value of life insurance	643	651	543
Other income	154	173	150

Total non-interest income	1,854	1,833	1,720

Non-interest expense:
Salaries and employee benefits	9,799	9,587	8,322
Occupancy expense	965	920	857
Equipment expense	390	437	436
Professional fees	570	488	574
Advertising expense	497	558	240
Data processing expense	853	811	749
Deposit insurance expense	268	251	400
Other expense	1,004	1,074	1,209

Total non-interest expense	14,346	14,126	12,787

Income before income taxes	3,956	4,177	4,928
Provision for income taxes	1,671	2,520	1,857

Net income	$2,285	$1,657	$3,071

Weighted-average shares outstanding:
Basic	5,875,741	6,175,042	6,579,784
Diluted	5,915,400	6,183,718	6,579,784
Earnings per common share:
Basic	$0.37	$0.26	$0.47
Diluted	$0.37	$0.26	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Net income	$2,285	$1,657	$3,071

Net unrealized (loss) gain on securities available-for-sale	(239)	95	(16)
Reclassification adjustment for net securities gains	—	—	—

Net unrealized (losses) gains	(239)	95	(16)
Income tax benefit (expense)	96	(38)	7

Other comprehensive (loss) income, net of tax	(143)	57	(9)

Total comprehensive income	$2,142	$1,714	$3,062

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Unearned Restricted Shares	Unearned Compensation— ESOP	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands, except share amounts)
Balance at September 30, 2010	7,141,500	$71	$69,331	$50,606	$65	$—	$(5,713)	$—	$114,360
Net income	—	—	—	3,071	—	—	—	—	3,071
Other comprehensive loss	—	—	—	—	(9)	—	—	—	(9)
Purchase of shares for stock repurchase plan (168,300 shares)	—	—	—	—	—	—	—	(2,326)	(2,326)
Common stock released by ESOP (28,566 shares)	—	—	—	—	—	—	286	—	286
Common stock held by ESOP committed to be released (21,425 shares)	—	—	106	—	—	—	214	—	320

Balance at September 30, 2011	7,141,500	71	69,437	53,677	56	—	(5,213)	(2,326)	115,702
Net income	—	—	—	1,657	—	—	—	—	1,657
Other comprehensive income	—	—	—	—	57	—	—	—	57
Purchase of shares for stock repurchase plan (527,996 shares)	—	—	—	—	—	—	—	(8,027)	(8,027)
Retirement of treasury stock	(414,596)	(4)	(6,437)	—	—	—	—	6,441	—
Restricted stock awards (281,700 shares)	—	—	446	—	—	(4,358)	—	3,912	—
Restricted stock awards earned (37,560 shares)	—	—	—	—	—	581	—	—	581
Stock option expense	—	—	308	—	—	—	—	—	308
Common stock released by ESOP (7,142 shares)	—	—	24	—	—	—	71	—	95
Common stock held by ESOP committed to be released (21,425 shares)	—	—	131	—	—	—	215	—	346
Dividends paid ($0.03 per share)	—	—	—	(181)	—		—	—	(181)

Balance at September 30, 2012	6,726,904	67	63,909	55,153	113	(3,777)	(4,927)	—	110,538
Net income	—	—	—	2,285	—	—	—	—	2,285
Other comprehensive loss	—	—	—	—	(143)	—	—	—	(143)
Purchase and retirement of shares for stock repurchase plan	(336,345)	(3)	(6,012)	—	—	—	—	—	(6,015)
Restricted stock awards	75,375	1	1,393	—	—	(1,394)	—	—	—
Restricted stock awards earned (62,621 shares)	—	—	—	—	—	988	—	—	988
Tax benefit of vested restricted stock awards (56,340 shares)	—	—	51	—	—	—	—	—	51
Stock option expense	—	—	473	—	—	—	—	—	473
Common stock released by ESOP (7,142 shares)	—	—	50	—	—	—	71	—	121
Common stock held by ESOP committed to be released (21,425 shares)	—	—	175	—	—	—	214	—	389
Dividends paid ($0.39 per share)	—	—	—	(2,335)	—	—	—	—	(2,335)

Balance at September 30, 2013	6,465,934	$65	$60,039	$55,103	$(30)	$(4,183)	$(4,642)	$—	$106,352

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$2,285	$1,657	$3,071
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of securities, net	269	291	(4)
Provision for loan losses	200	540	405
Change in net deferred loan fees	(188)	(522)	(165)
Depreciation and amortization	408	436	380
Decrease in loans held for sale	—	—	260
Loss on sales of other real estate owned	—	—	30
Decrease (increase) in accrued interest receivable	141	(62)	62
Income on cash surrender value of life insurance	(643)	(651)	(543)
Decrease in other assets	694	183	102
(Decrease) increase in accrued expenses and other liabilities	(688)	2,639	329
Decrease in prepaid income taxes	7	235	419
(Decrease) increase in income taxes payable	(41)	60	—
Deferred income tax (benefit) expense	(220)	585	(85)
Stock based compensation expense	1,461	889	—
ESOP expense	510	441	381

Net cash provided by operating activities	4,195	6,721	4,642

Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	(4,063)	(22,413)	(39,999)
Maturities, prepayments and calls	11,218	29,300	35,127
Activity in securities held-to-maturity:
Purchases	(14,818)	(14,537)	(19,954)
Maturities, prepayments and calls	8,450	8,045	245
Redemptions of Federal Home Loan Bank stock	239	325	—
Loan originations and principal collections, net	16,103	(315)	3,864
Purchased loans	(31,151)	(43,356)	(33,875)
Recovery of loans previously charged off	21	42	19
Investments in life insurance policies	—	—	(6,500)
Capital expenditures	(296)	(195)	(941)
Proceeds from sales of other real estate owned	—	—	758

Net cash used in investing activities	(14,297)	(43,104)	(61,256)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	15,264	16,981	5,218
Term certificates	(6,919)	(12,878)	16,588
Short-term borrowings	(2,000)	8,000	—
Activity in long-term debt:
Proceeds from advances	16,000	10,000	—
Payment of advances	(3,000)	(3,000)	(15,000)
Common stock repurchased	(6,015)	(8,027)	(2,326)
Dividends paid	(2,335)	(181)	—

Net cash provided by financing activities	10,995	10,895	4,480

Net increase (decrease) in cash and cash equivalents	893	(25,488)	(52,134)
Cash and cash equivalents at beginning of year	36,241	61,729	113,863

Cash and cash equivalents at end of year	$37,134	$36,241	$61,729

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,744	$3,298	$4,235
Income taxes paid	1,924	1,640	1,523
Supplemental disclosures of non-cash financing and investing activities:
Transfers from loans to other real estate owned	—	—	164
Loans originated from sales of other real estate owned	—	—	171

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

        Peoples Federal Bancshares, Inc. (the "Company") is a Maryland corporation organized in 2010 for the purpose of becoming the stock holding company of Peoples Federal Savings Bank (the "Bank") in connection with the mutual to stock conversion of Peoples Federal MHC, the Bank's former holding company. The Company has two wholly-owned subsidiaries, the Bank and Peoples Funding Corporation ("PFC"). The Bank was organized in 1888, and in 2005 reorganized into a mutual holding company structure. The Bank is headquartered in Brighton, Massachusetts. The Bank operates its business from seven banking offices located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline, West Newton and Norwood. The Bank is engaged principally in the business of providing a variety of financial services to individuals and small businesses primarily in the form of various deposit products and residential and commercial mortgage lending products. PFC was formed for the purpose of making a loan to the Peoples Federal Savings Bank Employee Stock Ownership Plan (the "ESOP").

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

Basis of Presentation

        The consolidated financial statements include the accounts of Peoples Federal Bancshares, Inc. and its wholly-owned subsidiaries, Peoples Federal Savings Bank and Peoples Funding Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Reclassifications

        Certain amounts have been reclassified in the 2012 and 2011 consolidated financial statements to conform to the 2013 presentation.

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

        Cash and due from banks as of September 30, 2013 and 2012 includes $2,344,000 and $2,625,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

        As of September 30, 2013 and 2012, the Company had $4,277,000 and $2,408,000 on deposit with the Federal Home Loan Bank of Boston, representing approximately 4.0% and 2.2% of total stockholders' equity of the Company.

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

        Each reporting period, the Company evaluates all debt securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary ("OTTI"). OTTI is required to be recognized if (1) the Company intends to sell the security or (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the impairment is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

        Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

Federal Home Loan Bank of Boston stock, at cost

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of September 30, 2013, no impairment has been recognized.

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

        Mortgage loans are generally placed on non-accrual when reaching 90 days past due or in the process of foreclosure. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial loans, which are 90 days or more past due are generally placed on non-accrual status, unless adequately secured and in the process of collection.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Concluded)

        Accordingly, the Company does not separately identify individual consumer and residential loans for impairment evaluation, unless such loans are subject to a troubled debt restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

        Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Servicing (Concluded)

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Earnings Per Share (Concluded)

        The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Years Ended September 30,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$2,285	$1,657	$3,071
Less: Dividends and undistributed earnings allocated to participating securities	(85)	(34)	—

Net income allocated to common stock	$2,200	$1,623	$3,071

Average number of common shares issued	6,584,259	7,141,500	7,141,500
Less: Average treasury shares	—	(295,353)	(17,280)
Less: Average unallocated ESOP shares	(481,963)	(510,539)	(544,436)
Less: Average unvested restricted stock awards	(226,555)	(160,566)	—

Average number of common shares outstanding used to calculate basic earnings per common share	5,875,741	6,175,042	6,579,784
Add: Dilutive effect of unvested restricted stock awards	39,659	8,676	—

Average number of common shares outstanding used to calculate diluted earnings per common share	5,915,400	6,183,718	6,579,784

Earnings per common share (basic)	$0.37	$0.26	$0.47

Earnings per common share (diluted)	$0.37	$0.26	$0.47

        At September 30, 2013 and 2012, stock options to purchase 642,735 and 584,480 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There is no dilutive effect at September 30, 2011 as stock options and restricted stock awards were not granted until February 21, 2012.

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (Topic 220)." The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

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

        In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05," which defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. This ASU will allow the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements of ASU 2011-05 are not affected by this ASU.

        The amendments in both ASU 2011-05 and 2011-12 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The required disclosures to the Company's financial statements have been reflected in the accompanying financial statements and footnotes.

        In December 2011, the FASB issued ASU 2011-10, "Property, Plant, and Equipment (Topic 360)—Derecognition of in Substance Real Estate," an update to Topic 360, "Property, Plant and Equipment." The objective of the amendments in this ASU is to resolve the diversity in practice about whether the guidance in Subtopic 360-20, "Property, Plant, and Equipment—Real Estate Sales", applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, "Consolidation—Overall") in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. This ASU does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. Under the amendments of this ASU, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.

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

        In August 2012, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment." The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, "Intangibles—Goodwill and Other—General Intangibles Other than Goodwill." The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this ASU apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this guidance did not have an impact on the Company's results of operations or financial position.

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements." The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        In October 2012, the FASB issued ASU 2012-06, "Business Combinations (Topic 805)—Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution." Accounting for a business combination requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management's assessment of the collectibility of the indemnification asset.

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

        In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The amendments in this ASU clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. The adoption of this guidance did not have an impact on the Company's results of operations or financial position.

        In February 2013, the FASB issued ASU 2013-02, "Other Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have an impact the Company's results of operations or financial position.

        In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405)—Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." The amendments in this ASU provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance improves financial reporting for users of financial statements by increasing comparability among the financial statements of entities with obligations within the scope of this ASU and reduces the complexity and cost for preparers of financial statements by providing a specific recognition and measurement model for those liabilities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and severable liability arrangements within the scope of this ASU that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company's results of operations or financial position.

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The amendments in this ASU clarify the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The amendments resolve the diversity in practice about whether the guidance in Subtopic 830-30 applies to the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. Likewise, the amendments resolve the diversity in practice about whether Subtopic 830-30 applies to the release of the cumulative translation adjustment when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. The amendments improve current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) that is a nonprofit activity or business. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption. The adoption of this guidance did not have an impact on the Company's results of operations or financial position.

        In April 2013, the FASB issued ASU 2013-07, "Presentation of Financial Statements (Topic 205)—Liquidation Basis of Accounting." The amendments in this ASU clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.

        The amendments are effective for all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940 (the 1940 Act) and are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. The adoption of this guidance did not have any impact on the Company's results of operations or financial position.

        In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (Topic 815)—Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have an impact on the Company's results of operations or financial position.

        In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.

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

NOTE 3—SECURITIES

        Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of investment securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$8,000	$12	$25	$7,987
Mortgage-backed securities	6,275	40	77	6,238

Total securities available-for-sale	$14,275	$52	$102	$14,225

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$90	$4,910
Mortgage-backed securities	27,054	287	146	27,195

Total securities held-to-maturity	$32,054	$287	$236	$32,105

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$17,000	$57	$—	$17,057
Mortgage-backed securities	4,464	132	—	4,596

Total securities available-for-sale	$21,464	$189	$—	$21,653

Securities Held-to-Maturity
Mortgage-backed securities	$25,921	$825	$—	$26,746

Total securities held-to-maturity	$25,921	$825	$—	$26,746

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SECURITIES (Continued)

        As of September 30, 2013 and 2012, all mortgage-backed securities held by the Company were issued by the FHLMC, GNMA or FNMA.

        The scheduled maturities of debt securities were as follows as of September 30, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after 1 year through 5 years	$8,000	$7,987	$5,000	$4,910
Mortgage-backed securities	6,275	6,238	27,054	27,195

	$14,275	$14,225	$32,054	$32,105

        There were no sales of securities available for sale for the years ended September 30, 2013, 2012 and 2011.

        There were no securities of issuers with an amortized cost basis or fair value which exceeded 10% of stockholders' equity as of September 30, 2013 and 2012.

        As of September 30, 2013 and 2012, securities with carrying amounts totaling $14,225,000 and $35,393,000, respectively, were pledged to secure FHLB advances.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SECURITIES (Concluded)

        The aggregate fair value and unrealized losses of securities that have been in a continuous loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$25	$3,976	$—	$—
Mortgage-backed securities	77	4,929	—	—

	$102	$8,905	$—	$—

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$90	$4,910	$—	$—
Mortgage-backed securities	146	8,388	—	—

	$236	$13,298	$—	$—

        At September 30, 2012, there were no debt securities with unrealized losses.

        At September 30, 2013, 18 debt securities had unrealized losses for less than twelve months with aggregate depreciation of 1.50% from the amortized cost of these securities.

        At September 30, 2013, the unrealized losses on the Company's debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were attributable to changes in market interest rates. These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings. The Company does not anticipate selling any of these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis or maturity. Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2013.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS

        The loan portfolio consists of the following:

	September 30,
	2013	2012
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$308,917	$297,412
Multi-family	68,021	66,651
Commercial real estate	60,467	64,431
Construction loans	17,148	11,174

Total mortgage loans	454,553	439,668
Consumer loans	5,359	6,867
Commercial loans	9,419	7,823

Total loans	469,331	454,358
Deferred loan origination costs, net	755	567
Allowance for loan losses	(4,037)	(3,891)

Loans, net	$466,049	$451,034

        Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the years ended September 30, 2013 and 2012.

        Information pertaining to the activity of loans to directors and executive officers is as follows:

	September 30,
	2013	2012
	(In thousands)
Balance at beginning of year	$2,811	$2,820
Principal additions	15	215
Principal payments	(171)	(224)

Balance at end of year	$2,655	$2,811

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

The following tables set forth information regarding the allowance for loan losses and principal of loans by portfolio segment:

	Year Ended September 30, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891
Provision (benefit) for loan losses	107	(31)	(49)	115	(57)	58	57	200
Recoveries of loans previously charged-off	1	—	—	—	8	12	—	21

	1,955	728	719	249	108	163	190	4,112
Loans charged off	(25)	—	—	—	(22)	(28)	—	(75)

Balance at end of period	$1,930	$728	$719	$249	$86	$135	$190	$4,037

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,930	728	719	249	86	135	190	4,037

	$1,930	$728	$719	$249	$86	$135	$190	$4,037

Loans ending balances:
Individually evaluated for impairment	$—	$—	$303	$—	$—	$9		$312
Collectively evaluated for impairment	308,917	68,021	60,164	17,148	5,359	9,410		469,019

	$308,917	$68,021	$60,467	$17,148	$5,359	$9,419		$469,331

	Year Ended September 30, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	297	158	98	(158)	67	72	6	540
Recoveries of loans previously charged-off	—	—	—	—	38	4	—	42

	1,847	759	768	134	196	116	133	3,953
Loans charged off	—	—	—	—	(39)	(23)	—	(62)

Balance at end of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,847	759	768	134	157	93	133	3,891

	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Loans ending balances:
Individually evaluated for impairment	$—	$1,968	$1,868	$—	$—	$13		$3,849
Collectively evaluated for impairment	297,412	64,683	62,563	11,174	6,867	7,810		450,509

	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823		$454,358

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

	Year Ended September 30, 2011
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,481	$502	$684	$340	$42	$40	$114	$3,203
Provision (benefit) for loan losses	215	99	29	(48)	85	12	13	405
Recoveries of loans previously charged-off	—	—	3	—	15	1	—	19

	1,696	601	716	292	142	53	127	3,627
Loans charged off	(146)	—	(46)	—	(51)	(13)	—	(256)

Balance at end of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,550	601	670	292	91	40	127	3,371

	$1,550	$601	$670	$292	$91	$40	$127	$3,371

Loans ending balances:
Individually evaluated for impairment	$—	$—	$2,590	$1,866	$—	$—		$4,456
Collectively evaluated for impairment	253,872	61,881	69,078	12,431	4,583	4,448		406,293

	$253,872	$61,881	$71,668	$14,297	$4,583	$4,448		$410,749

        The following tables set forth information regarding non-accrual loans and past-due loans:

	Age Analysis of Past Due Loans
	September 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Total Non-Accrual Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$629	$1,846	$2,475	$306,442	$308,917	$1,846
Multi-family	—	—	—	—	68,021	68,021	—
Commercial real estate	—	—	—	—	60,467	60,467	—
Construction loans	—	—	—	—	17,148	17,148	—

Total mortgage loans	—	629	1,846	2,475	452,078	454,553	1,846
Consumer loans	26	5	—	31	5,328	5,359	—
Commercial loans	1	—	—	1	9,418	9,419	—

Total	$27	$634	$1,846	$2,507	$466,824	$469,331	$1,846

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

	Age Analysis of Past Due Loans
	September 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Total Non-Accrual Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$1,311	$526	$1,536	$3,373	$294,039	$297,412	$1,536
Multi-family	—	—	—	—	66,651	66,651	—
Commercial real estate	718	—	1,868	2,586	61,845	64,431	1,868
Construction loans	—	—	—	—	11,174	11,174	—

Total mortgage loans	2,029	526	3,404	5,959	433,709	439,668	3,404
Consumer loans	52	2	—	54	6,813	6,867	—
Commercial loans	1	—	13	14	7,809	7,823	13

Total	$2,082	$528	$3,417	$6,027	$448,331	$454,358	$3,417

        There were no loans 90 days or more past due and still accruing at September 30, 2013 and 2012.

        Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	Years Ended September 30,
	2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	1,968	1,968	—
Commercial real estate	303	303	—	1,868	1,868	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	9	9	—	13	13	—

	$312	$312	$—	$3,849	$3,849	$—

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

	Years Ended September 30,
	2013			2012			2011
		Interest Income Recognized			Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$875	$45	$—
Multi-family	635	36	—	1,977	92	—	—	—	—
Commercial real estate	941	76	68	2,090	59	57	2,734	120	1
Construction loans	12	1	—	—	—	—	1,493	90	—
Consumer loans	—	—	—	—	—	—	—	—	—
Commercial loans	12	1	—	1	—	—	—	—	—

	$1,600	$114	$68	$4,068	$151	$57	$5,102	$255	$1

        At September 30, 2013 and 2012, and during the years then ended, there were no impaired loans with a valuation allowance. No additional funds were committed to be advanced to borrowers with impaired loans as of September 30, 2013.

        The following table sets forth information pertaining to troubled debt restructurings entered into during the period indicated:

	Years Ended September 30,
	2013			2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	1	$522	$—	1	$1,816	$1,802
Commercial real estate	1	303	303	—	—	—
Construction	1	79	—	—	—	—

	3	$904	$303	1	$1,816	$1,802

        During the year ended September 30, 2013, the Company modified three loans as part of TDRs. The Company advanced $79,000 in additional funds to complete construction on three remaining units of an existing multi-family condominium loan with an outstanding balance of $522,000. During the quarter ended March 31, 2013, the multi-family and construction loans paid off and all delinquent principal and interest was recovered. In addition, the Company modified an existing accruing commercial real estate loan with an outstanding balance of $303,000. In this case, the Company capitalized all past due interest and provided for interest only for four months. At September 30, 2013, this loan was accruing and performing in accordance with its modified terms and conditions. There were no TDR agreements entered into during the year ended September 30, 2013 that subsequently defaulted. TDRs outstanding at September 30, 2012 paid off during the year ended September 30, 2013.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Continued)

        During the year ended September 30, 2012, the Company extended and reclassified an accruing TDR construction loan in the amount of $1,816,000, to an accruing multi-family residential TDR mortgage loan, due to the completion of construction. At September 30, 2012, this loan was accruing and performing in accordance with its modified terms and conditions. There were no TDR agreements entered into during the year ended September 30, 2012, that subsequently defaulted.

        There were no TDR agreements entered into during the year ended September 30, 2011.

        At September 30, 2013, TDRs amounted to $303,000 and consisted of one commercial real estate loan, noted above, that was accruing and performing in accordance with its modified terms and conditions.

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

        At September 30, 2013 and 2012, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance.

        There were no commitments to lend additional funds to borrowers with troubled debt restructured loans at September 30, 2013.

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

        The following tables present the Company's loans by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2013
	One-to Four- family	Multi- Family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$306,055	$68,021	$57,581	$17,148	$5,359	$8,710	$462,874
Special Mention	—	—	1,657	—	—	700	2,357
Substandard	2,862	—	1,229	—	—	9	4,100
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$308,917	$68,021	$60,467	$17,148	$5,359	$9,419	$469,331

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2012
	One-to Four- family	Multi-Family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$294,917	$61,943	$53,609	$9,646	$6,867	$7,210	$434,192
Special Mention	—	1,969	6,449	1,528	—	600	10,546
Substandard	2,495	2,739	4,373	—	—	13	9,620
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823	$454,358

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. As of September 30, 2013 and 2012, the Company serviced loans for others with unpaid principal balances of $36,073,000 and $42,532,000, respectively.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LOANS (Concluded)

        The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowance:

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Mortgage servicing rights:
Balance, beginning of period	$133	$182	$189
Capitalized	86	47	78
Amortization	(78)	(96)	(85)

Balance, end of period	141	133	182

Valuation allowance:
Balance, beginning of period	$20	$23	$31
Additions	3	30	22
Reductions	(19)	(33)	(30)

Balance, end of period	4	20	23

Mortgage servicing rights, net	$137	$113	$159

Fair value of mortgage servicing rights	$259	$178	$260

NOTE 5—PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	September 30,
			Estimated Useful Life
	2013	2012
	(In thousands)
Land	$566	$566	N/A
Building and building improvements	6,088	6,026	3 - 42 years
Furniture and equipment	2,844	2,764	1 - 10 years
Leasehold improvements	967	965	5 - 10 years
Construction in progress	170	18	N/A

	10,635	10,339
Accumulated depreciation and amortization	(7,170)	(6,762)

	$3,465	$3,577

        At September 30, 2013 and 2012, construction in progress represents costs incurred for the design and construction of a new branch in Westwood, Massachusetts. At September 30, 2013, outstanding commitments related to the construction amounted to $368,000.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEPOSITS

        The aggregate amount of term certificates in denominations of $100,000 or more as of September 30, 2013 and 2012 was $57,789,000 and $58,490,000, respectively. Generally, deposits in excess of $250,000 are not federally insured.

        Maturities of term certificates for each of the years ending after September 30 are as follows:

	September 30,
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$88,385	0.82%	$91,976	0.94%
Over 1 year to 2 years	20,458	1.17	22,836	1.39
Over 2 years to 3 years	3,743	1.13	7,522	1.66
Over 3 years to 4 years	6,036	1.67	1,371	1.45
Over 4 years to 5 years	2,206	1.37	4,042	1.90

	$120,828	0.94%	$127,747	1.10%

        Deposits from related parties held by the Company as of September 30, 2013 and 2012 amounted to $5,204,000 and $5,335,000, respectively.

NOTE 7—SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

        FHLB advances with original maturities of one year or less amounted to $6,000,000 and $8,000,000, respectively, at September 30, 2013 and 2012 with a weighted average interest rate of 0.36% and 0.34%, respectively.

        The Company also has an available line of credit of $296,000 with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. At September 30, 2013 and 2012, there were no outstanding borrowings under this line of credit.

Bankers Bank Northeast

        The Company has an available line of credit of $5,000,000 with Bankers Bank Northeast at an interest rate that adjusts daily. At September 30, 2013 and 2012, there were no outstanding borrowings under this line of credit.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM DEBT

        Long-term debt at September 30, 2013 and 2012 consists of the following fixed-rate FHLB advances with original maturities greater than one year:

	September 30,
	2013		2012
	Amount	Weighted Average Rate	Amount		Weighted Average Rate
	(Dollars in thousands)
Advances maturing:
2013	$—	—%	$3,000	(a)	3.16%
2014	12,000	2.77	12,000		2.77
2015	4,000	0.84	—		—
2016	12,000	1.19	4,000		1.04
2017	7,000	1.30	3,000		1.96
2018	3,000	1.93	3,000		1.93

Total FHLB Advances	$38,000	1.73%	$25,000		2.34%

(a)
Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49% that matured on August 19, 2013.

        Advances from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 95% of the market value of U.S. Government, government sponsored enterprises and mortgage-backed securities obligations, except for FHLMC and FNMA issued mortgage-backed securities which are at 90% of market value.

NOTE 9—LEASE COMMITMENTS

        The Company is obligated under non-cancelable operating lease commitments for bank premises expiring in February 2016 and June 2021. The leases are reported under the straight-line method under the terms of the agreement. The leases contain renewal options. The cost of such renewals is not included below. Lease expense, excluding applicable real estate taxes and operating cost charges, was $147,000, $146,000, and $89,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

        The required future minimum lease payments under the terms of the lease agreements noted above are as follows at September 30, 2013:

Years Ending September 30,	Amount
(In thousands)
2014	$145
2015	145
2016	104
2017	75
2018	76
Thereafter	215

$760

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LEASE COMMITMENTS (Concluded)

        The Company has also entered into a lease agreement as part of its branch expansion into Westwood, Massachusetts. The lease term is 10 years, with four renewal options. Each renewal option is five years. Under the lease agreement, the lease payments on the new Westwood branch do not commence until occupancy is established and are not included in the prior schedule of future minimum lease payments. Once occupancy is established, the annual lease expense will be $55,200. The new branch is expected to open during the second quarter of the Company's 2014 fiscal year.

NOTE 10—INCOME TAXES

        The components of provision for income tax are as follows:

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Current:
Federal	$1,480	$1,460	$1,459
State	411	475	483

Total current provision	1,891	1,935	1,942

Deferred:
Federal	(194)	(315)	(66)
State	(56)	(91)	(19)
Change in valuation allowance	30	991	—

Total deferred (benefit) provision	(220)	585	(85)

Total provision for income tax	$1,671	$2,520	$1,857

        The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended September 30,
	2013	2012	2011
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax	5.9	6.1	6.2
Cash surrender value of bank owned life insurance	(5.5)	(5.3)	(3.7)
Change in valuation allowance	0.8	23.7	—
Stock-based compensation	2.8	1.7	—
ESOP	1.9	1.3	0.7
Other, net	2.3	(1.2)	0.5

Effective tax rate	42.2%	60.3%	37.7%

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

        The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

	2013	2012
	(In thousands)
Deferred tax assets:
Depreciation	$495	$421
Allowance for loan losses	1,613	1,554
Contribution to Peoples Federal Savings Bank Charitable Foundation	1,523	1,702
ESOP	139	111
Restricted stock awards	278	232
Stock options	96	38
Net unrealized holding loss on securities available-for-sale	20	—
Director and executive retirement agreements and deferred compensation plans	2,527	2,247
Other	179	186

Gross deferred tax assets	6,870	6,491
Valuation allowance	(1,021)	(991)

Gross deferred tax assets, net of valuation allowance	5,849	5,500

Deferred tax liabilities:
Mortgage servicing rights	(55)	(45)
Deferred loan costs, net	(302)	(226)
Net unrealized holding gain on securities available-for-sale	—	(76)
Net unrealized holding gain on trading securities	(60)	(37)

Gross deferred tax liabilities	(417)	(384)

Net deferred tax asset	$5,432	$5,116

        In connection with its initial public offering, the Company donated common stock in the amount of $5.3 million to the Peoples Federal Savings Bank Charitable Foundation, Inc. (the "Foundation"), which resulted in a tax benefit of $2.2 million.

        As of September 30, 2013 and 2012, the Company established a valuation reserve of $1,021,000 and $991,000, respectively, against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in market conditions.

        The charitable contribution carryforward of $3.8 million at September 30, 2013 expires in 2015 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $502,000.

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

        It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2013 and 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2010 through September 30, 2013.

NOTE 11—OFF-BALANCE SHEET ACTIVITIES

Credit Related Financial Instruments

        The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced funds on loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties. Standby letters of credit are contingent commitments issued by the Company to support the financial obligations of a customer to a third party. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers. The Company's outstanding letters of credit have maturities that reflect the maturities of the underlying obligations. The Company holds various forms of collateral to support the letters of credit. In the event the customer does not perform their obligation, the Company may be called upon to fund the customer's letter of credit.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—OFF-BALANCE SHEET ACTIVITIES (Concluded)

Credit Related Financial Instruments (Concluded)

        Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	September 30,
	2013	2012
	(In thousands)
Commitments to originate loans	$7,253	$6,475
Unadvanced portions of loans:
Construction loans	6,719	2,828
Commercial real estate lines of credit	6,964	5,373
Home equity lines of credit	15,612	16,408
Consumer loans	638	632
Commercial loans	4,003	4,242
Standby letters of credit	66	—

	$41,255	$35,958

        There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

Employment Agreements

        The Company and the Bank have each entered into employment agreements with three executive officers and the Company has entered into an additional employment agreement ("Agreements") with another executive officer. The Agreements with the executive officers each provide for three-year terms, subject to annual renewal by the Board of Directors for an additional year beyond the then-current expiration date, and with respect to the Agreements with the Company, subject to daily renewals, with annual review by the Board of Directors. The Agreements also provide for participation in incentive compensation programs and other employee benefits.

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

        A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value for September 30, 2013 and 2012.

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

        Accrued interest receivable: The carrying amount approximates fair value.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis

        The following summarizes assets measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$1,048	$—	$—	$1,048
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	7,987	—	7,987
Mortgage-backed securities	—	6,238	—	6,238

Total assets	$1,048	$14,225	$—	$15,273

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$976	$—	$—	$976
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	17,057	—	17,057
Mortgage-backed securities	—	4,596	—	4,596

Total assets	$976	$21,653	$—	$22,629

        There were no transfers between Level 1 and Level 2 assets for the years ended September 30, 2013 and 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

        Under certain circumstances, the Company makes adjustments to fair value of its assets and liabilities, although they are not measured at fair value on an ongoing basis. There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2013 and 2012, for which a nonrecurring change in fair value has been recorded.

        There were no transfers in and out of Level 1 and 2 during the years ended September 30, 2013 and 2012.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—FAIR VALUE MEASUREMENTS (Concluded)

Summary of Fair Values of Financial Instruments

        The estimated stated carrying amount and estimated fair value of the Company's financial instruments are as follows:

	September 30, 2013
		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$37,134	$37,134	$—	$—	$37,134
Trading securities	1,048	1,048	—	—	1,048
Securities available-for-sale	14,225	—	14,225	—	14,225
Securities held-to-maturity	32,054	—	32,105	—	32,105
Federal Home Loan Bank stock	3,775	—	—	3,775	3,775
Loans, net	466,049	—	—	466,899	466,899
Accrued interest receivable	1,448	—	—	1,448	1,448
Financial liabilities:
Deposits	425,093	—	—	425,536	425,536
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	38,000	—	—	38,168	38,168

	September 30, 2012
		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,241	$36,241	$—	$—	$36,241
Trading securities	976	976	—	—	976
Securities available-for-sale	21,653	—	21,653	—	21,653
Securities held-to-maturity	25,921	—	26,746	—	26,746
Federal Home Loan Bank stock	4,014	—	—	4,014	4,014
Loans, net	451,034	—	—	459,533	459,533
Accrued interest receivable	1,589	—	—	1,589	1,589
Financial liabilities:
Deposits	416,748	—	—	417,254	417,254
Short-term borrowings	8,000	—	—	8,000	8,000
Long-term debt	25,000	—	—	25,693	25,693

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

        At September 30, 2013 and 2012, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 leverage capital (as defined) to adjusted total assets (as defined).

        As of September 30, 2013 and 2012, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Leverage and Core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2013:
Total Capital (to Risk Weighted Assets)	$92,122	24.83%	$29,677	8.0%	$37,097	10.0%
Tier 1 Capital (to Risk Weighted Assets)	88,085	23.74	14,839	4.0	22,258	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	88,085	15.08	23,369	4.0	29,212	5.0
September 30, 2012:
Total Capital (to Risk Weighted Assets)	$87,782	24.12%	$29,110	8.0%	$36,388	10.0%
Tier 1 Capital (to Risk Weighted Assets)	83,891	23.05	14,555	4.0	21,833	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	83,891	14.71	22,805	4.0	28,507	5.0

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—REGULATORY MATTERS (Concluded)

        The Bank's capital under generally accepted accounting principles is reconciled as follows:

	September 30,
	2013	2012
	(In thousands)
Total capital per Bank	$88,055	$84,015
Adjustments to Tier 1 capital:
Unrealized losses (gains) on available-for-sale securities, net of tax	30	(113)
Mortgage servicing asset disallowed	—	(11)

Total Tier 1 capital	88,085	83,891

Adjustments to total risk-based capital:
Allowance for loan losses	4,037	3,891

Total risk-based capital per regulatory reporting	$92,122	$87,782

NOTE 15—RESTRICTIONS ON DIVIDENDS

        Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid in any calendar year, cannot exceed the Bank's net income for the current year, plus the Bank's net income retained for the previous two years, without regulatory approval.

        At September 30, 2013 and 2012, the Bank's retained earnings available for the payment of dividends was $10,043,000 and $6,300,000, respectively. Accordingly, $78,012,000 and $77,715,000, respectively, of the Company's equity in the net assets of the Bank was restricted at September 30, 2013 and 2012.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Defined Benefit Plan (Concluded)

        The funded status (market value of plan assets divided by the funding target) was 93.19% and 101.72%, respectively, as of July 1, 2013 and 2012.

        Total contributions made to the Plan by participating institutions, as reported on Form 5500, were $196,473,000 and $299,729,000, respectively, for the Plan years ended June 30, 2012 and 2011. Although the Form 5500 has not been filed for the Plan year ended June 30, 2013, the actuary and management feel the Company's contributions to the Plan will not be more than 5% of the total contributions made to the Plan by participating institutions.

        The Company made the following contributions to the Plan for the years ended September 30, 2013, 2012 and 2011:

Years Ended September 30,
2013		2012		2011
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(Dollars in thousands)
10/16/12	$43	10/18/11	$190	12/31/10	$788
12/21/12	154	12/20/11	859	09/27/11	65

	$197		$1,049		$853

Defined Contribution Plan

        Substantially all of the Company's employees are eligible to participate in the Peoples Federal Savings Bank 401(k) plan, a single employer plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a 12 month period beginning with such employee's date of employment, or anniversary thereof, becomes eligible to be a participant in the plan. Under this plan, participants can elect to invest their account balances in Company stock. The plan permits an employee to contribute a percentage of his or her wages to the plan on a tax-deferred basis subject to federal limitations. The Company matches the employee's contribution at an amount equal to 50% of the contribution for the first 6% of the employee's compensation.

        The Company's cost under the 401(k) plan was $95,000, $94,000 and $85,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

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

        The Company has an investment in a Rabbi Trust in connection with the nonqualified deferred compensation plan. The assets in the Rabbi Trust have been included in the Company's consolidated balance sheets in other assets as of September 30, 2013 and 2012 and are available to the general creditors of the Company in the event of the Company's insolvency. The assets of the Rabbi Trust are

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Deferred Compensation Plan (Concluded)

mutual funds and common stocks classified as trading securities, and totaled $1,048,000 and $976,000 as of September 30, 2013 and 2012, respectively. The Company contributed $44,000, $71,000 and $33,000 to the Rabbi Trust for the years ended September 30, 2013, 2012 and 2011, respectively.

Retirement and Salary Continuation Agreements

        The Company entered into Director Retirement Agreements and Salary Continuation Agreements with certain directors and senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. The total liability for the Director Retirement Agreements and the Salary Continuation Agreements included in other liabilities was $4,672,000 and $4,014,000 at September 30, 2013 and September 30, 2012, respectively, and expenses under these agreements were $658,000, $544,000 and $461,000 for the years ended September 30, 2013, 2012 and 2011, respectively. There were no benefit payments made to beneficiaries under these agreements during the years ended September 30, 2013 and 2012.

        The Company has a supplemental retirement plan with a former executive whereby the amounts paid under this plan commenced upon the executive's retirement and continue for his lifetime. The Company has purchased life insurance contracts in connection with this agreement. The charge to employee benefits expense in connection with this plan amounted to $33,000, $35,000 and $37,000 for the years ended September 30, 2013, 2012 and 2011, respectively. The liability for this supplemental retirement plan was $607,000 and $638,000 at September 30, 2013 and 2012, respectively. Benefit payments made to the former executive amounted to $64,000 for each of the years ended September 30, 2013 and 2012.

Supplemental Retirement Agreements

        The Company provides postretirement medical benefits for executives, one retired, under separate individual agreements. The obligation included in other liabilities was $224,000 and $200,000 at September 30, 2013 and 2012, respectively. The related expense for the years ending September 30, 2013, 2012 and 2011 amounted to $24,000, $27,000 and $28,000, respectively.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Endorsement Split-Dollar Life Insurance Plans (Concluded)

        The Bank's future postretirement benefit obligation for the arrangements included in other liabilities was $399,000 and $361,000 at September 30, 2013 and 2012, respectively. The expense under this arrangement was $38,000, $26,000 and $93,000 for the years ending September 30, 2013, 2012 and 2011, respectively.

Employee Stock Ownership Plan

        The Bank established an ESOP to provide eligible employees the opportunity to own Company stock. As part of the Bank's mutual to stock conversion, the Company invested in a subsidiary, PFC. PFC used the proceeds from the investment to fund a loan to the Peoples Federal Savings Bank Employee Stock Ownership Plan Trust (the "Trust") in the amount of $5,713,000, which was used to purchase 571,320 shares of the Company's common stock at a price of $10.00 per share. The loan bears an interest rate equal to the Wall Street Journal Prime Rate, adjusted annually, and provides for annual payments of interest and principal over the 20 year term of the loan. The interest rate is 3.25%.

        At September 30, 2013, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending September 30,	Amount
(In thousands)
2014	$224
2015	232
2016	239
2017	247
2018	255
Thereafter	3,792

$4,989

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Continued)

Employee Stock Ownership Plan (Concluded)

        Shares held by the ESOP include the following:

	September 30,
	2013	2012
Allocated	83,321	56,242
Committed to be released	21,425	21,425
Unallocated	464,197	492,763

	568,943	570,430

        At September 30, 2013 and 2012, the fair value of unallocated ESOP shares was $8,460,000 and $8,885,000, respectively. As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

        Total compensation expense recognized in connection with the ESOP was $510,000, $441,000 and $381,000 for the years ending September 30, 2013 and 2012 and 2011, respectively.

Stock Options

        Under the Company's 2011 Equity Incentive Plan (the "Stock Plan"), the Company may grant stock options to its directors and employees for up to 999,810 shares of its common stock, reduced by the number of restricted stock awards and restricted stock unit awards granted. Both incentive stock options and non-qualified stock options may be granted under the Stock Plan. The exercise price of each stock option shall not be less than the fair market value of the Company's common stock on the date of the grant and the maximum term of each option is ten years (or five years with respect to incentive stock options granted to an employee who is a 10% stockholder). There are no further shares available for grant under the Stock Plan.

        On August 20, 2013, in accordance with the Stock Plan, the Company granted 58,255 stock options to its directors and certain employees of the Company. The fair value of the stock options granted on August 20, 2013 was $2.37 per share. The stock options vest 50% per year from the date of grant over a two-year period.

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

Stock Options (Concluded)

        The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	August 20, 2013	February 21, 2012
Expected dividends	0.90%	—%
Expected term	5.75 years	10 years
Expected volatility	11.51%	13.01%
Risk-free interest rate	1.84%	1.99%
Forfeiture rate	—%	—%

        The dividend yield assumption is based upon the Company's history of dividend payouts. The expected term is based upon the expected life or the contractual term of the stock option. The expected volatility is based upon historic volatility. The risk-free interest rate is estimated using the U.S. Treasury yield curve in effect at the time of the grant based upon the expected option term.

        A summary of stock option activity under the Stock Plan as of September 30, 2013, and changes during the year then ended, is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at beginning of year	584,480	$15.47	9.4	$2,309
Granted	58,255	18.49
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of year	642,735	$15.74	8.5	$2,213

Exercisable at end of year	116,896	$15.47	8.4	$228

        The weighted average grant date fair value of the stock options granted during the years ended September 30, 2013 and 2012 was $2.37 and $3.95, respectively. There were no options exercised during the years ended September 30, 2013 and 2012.

        For the years ended September 30, 2013 and 2012, the share-based compensation expense applicable to the stock options was $473,000 and $308,000, respectively, and the recognized tax benefit related to this expense was $81,000 and $123,000, respectively.

        As of September 30, 2013 and 2012, the unrecognized share-based compensation expense related to the non-vested stock options was $1.7 million and $2.0 million, respectively. As of September 30, 2013, this amount is expected to be recognized over a weighted-average period of 3.3 years.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLANS (Concluded)

Restricted Stock Awards and Restricted Stock Unit Awards

        Under the Company's Stock Plan, the Company may issue shares of its common stock as restricted stock awards or restricted stock unit awards to its directors and employees. The maximum number of shares that may be issued under the Stock Plan as restricted stock awards or restricted stock unit awards is 357,075 shares. A restricted stock award is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance conditions. A restricted stock unit award is similar, except no shares are actually granted on the grant date. The Company may issue the shares or purchase the shares of its common stock through open market transactions or negotiated block transactions. Shares issued upon vesting may be either authorized but unissued or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under Stock Plan. The fair market value of shares awarded is based on market price at the date of grant and is recorded as unearned compensation and amortized over the applicable vesting period. There are no further shares available for grant under the Stock Plan.

Restricted Stock Awards

        On August 20, 2013 and February 21, 2012, in accordance with the Stock Plan, the Company granted 75,375 and 281,700 restricted stock awards, respectively, to its directors and certain employees. The shares awarded in August 2013 vest 50% per year over a two-year period and the shares awarded in February 2012 vest 20% per year over a five-year period. The fair value of the restricted stock awards granted on August 20, 2013 and February 21, 2012 was $18.49 and $15.47 per share, respectively.

        The following table presents the status of non-vested restricted stock awards under the Stock Plan as of September 30, 2013, and changes during the year then ended:

	Number of Shares	Weighted Average Grant-date Fair Value
Non-vested restricted stock awards at beginning of year	281,700	$15.47
Restricted shares granted	75,375	18.49
Shares vested	(56,340)	15.47
Forfeited	—	—

Non-vested restricted stock awards at end of year	300,735	$16.23

        For the years ended September 30, 2013 and 2012, the share-based compensation expense applicable to the restricted stock awards was $988,000 and $581,000, respectively, and the recognized tax benefit related to this expense was $395,000 and $232,000, respectively.

        As of September 30, 2013 and 2012, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $4.2 million and $3.8 million, respectively. As of September 30, 2013, this amount is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Unit Awards

        As of September 30, 2013, there were no restricted stock unit awards granted under the Stock Plan.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following financial information pertains to the Peoples Federal Bancshares, Inc., (Parent Company Only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	September 30,
	2013	2012
	(In thousands)
ASSETS
Cash on deposit with Peoples Federal Savings Bank	$13,223	$21,485
Investment in subsidiary, Peoples Federal Savings Bank	88,055	84,015
Investment in subsidiary, Peoples Funding Corporation	5,111	5,333
Deferred tax asset	767	645
Other assets	269	160

Total assets	$107,425	$111,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$1,073	$1,100
Stockholders' equity	106,352	110,538

Total liabilities and stockholders' equity	$107,425	$111,638

Condensed Statements of Income

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Non-interest expense:
Salaries and employee benefits	$2,159	$1,518	$627
Other operating expense	342	347	193

Total non-interest expense	2,501	1,865	820

Loss before income taxes and equity in undistributed earnings of subsidiaries	(2,501)	(1,865)	(820)
Income tax benefit	(724)	(657)	(263)

Loss before undistributed earnings of subsidiaries	(1,777)	(1,208)	(557)
Equity in undistributed earnings of subsidiary, Peoples Federal Savings Bank	3,898	2,694	3,451
Equity in undistributed earnings of subsidiary, Peoples Funding Corporation	164	171	177

Net income	$2,285	$1,657	$3,071

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

Condensed Statements of Cash Flows

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$2,285	$1,657	$3,071
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary, Peoples Federal Savings Bank	(3,898)	(2,694)	(3,451)
Equity in undistributed earnings of subsidiary, Peoples Funding Corporation	(164)	(171)	(177)
Deferred income tax benefit	(122)	(292)	(14)
(Increase) decrease in prepaid income taxes	(143)	15	40
(Decrease) increase in income taxes payable	(162)	162	(10)
Decrease (increase) in due from subsidiary, Peoples Federal Savings Bank	131	(37)	(98)
(Increase) decrease in other assets	(46)	1	(25)
Increase in other liabilities	135	40	48
Amortization of stock-based compensation and ESOP expense	1,686	1,044	106

Net cash used in operating activities	(298)	(275)	(510)

Cash flows from investing activities:
Return on investment in subsidiary, Peoples Funding Corporation	386	387	386

Net cash provided by investing activities	386	387	386

Cash flows from financing activities:
Dividends paid	(2,335)	(181)	—
Common stock repurchased	(6,015)	(8,027)	(2,326)

Net cash used in financing activities	(8,350)	(8,208)	(2,326)

Net decrease in cash and cash equivalents	(8,262)	(8,096)	(2,450)
Cash and cash equivalents at beginning of year	21,485	29,581	32,031

Cash and cash equivalents at end of year	$13,223	$21,485	$29,581

        The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2013, 2012 and 2011, and therefore are not reprinted here.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY DATA (UNAUDITED)

	Years Ended September 30,
	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except share data)
Interest and dividend income	$4,778	$4,820	$4,769	$5,026	$5,067	$5,026	$5,071	$5,165
Interest expense	625	653	705	762	782	820	826	891

Net interest income	4,153	4,167	4,064	4,264	4,285	4,206	4,245	4,274
Provision for loan losses	—	—	80	120	165	125	125	125

Net interest income, after provision for loan losses	4,153	4,167	3,984	4,144	4,120	4,081	4,120	4,149
Total non-interest income	402	472	488	492	562	443	375	453
Total non-interest expense	3,767	3,571	3,567	3,441	3,675	3,592	3,580	3,279

Income before income taxes	788	1,068	905	1,195	1,007	932	915	1,323
Provision for income taxes	327	470	360	514	1,330	365	327	498

Net income (loss)	$461	$598	$545	$681	$(323)	$567	$588	$825

Weighted-average shares outstanding:
Basic	5,763,952	5,869,813	5,894,114	5,975,422	5,982,123	6,114,060	6,231,753	6,372,181
Diluted	5,811,421	5,905,052	5,914,177	6,031,289	5,982,123	6,144,309	6,236,209	6,372,181
Earnings (loss) per common share:
Basic	$0.07	$0.10	$0.09	$0.11	$(0.05)	$0.09	$0.09	$0.13
Diluted	$0.07	$0.10	$0.09	$0.11	$(0.05)	$0.09	$0.09	$0.13

NOTE 19—SUBSEQUENT EVENTS

Dividend Declared and Paid

        On October 16, 2013, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.04 per share on the Company's common stock. The dividend was paid to stockholders of record as of November 1, 2013 on November 15, 2013.

Special Dividend Declared

        On November 20, 2013, the Company announced that its Board of Directors declared a special cash dividend of $0.25 per share on the Company's common stock. The dividend is payable to stockholders of record as of December 3, 2013 and is expected to be paid on December 20, 2013.

Stock Repurchase Plan

        On December 6, 2013, the Company announced that its Board of Directors authorized an increase in the number of common shares that may be repurchased pursuant to the Company's stock repurchase plan that was previously announced on July 20, 2011 and subsequently expanded in February 2012 and

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

NOTE 19—SUBSEQUENT EVENTS (Concluded)

Stock Repurchase Plan (Concluded)

October 2012. Under the expanded repurchase plan, the Company is authorized to repurchase up to an additional 5% of its issued and outstanding common shares, or up to an additional 323,296 common shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company's President, its Chief Executive Officer, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2013. Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and other members of its senior management team, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013. Additionally, based upon management's assessment there were no material weaknesses in internal control over financial reporting as of September 30, 2013.

Changes in Internal Controls Over Financial Reporting.

        There have been no changes in the Company's internal control over financial reporting during the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Proposal II-Ratification of Independent Registered Public Accounting Firm."

PART IV

ITEM 15.    EXHIBITS

Exhibit No.		Description
3.1		Articles of Incorporation of Peoples Federal Bancshares, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 27, 2010.)

4		Form of Common Stock Certificate of Peoples Federal Bancshares, Inc. (incorporated by reference to Exhibit 4 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.1	+	Amended and Restated Employment Agreements with Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.2	+	Employment Agreement with Mr. Sullivan, Jr. dated September 21, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.3	+	Amended and Restated Employment Agreements with Thomas J. Leetch, Jr. (incorporated by reference to Exhibit 10.2 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.4	+	Employment Agreement with Mr. Leetch, Jr. dated September 21, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.5	+	Amended and Restated Employment Agreements with James J. Gavin (incorporated by reference to Exhibit 10.3 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.6	+	Employment Agreement with Mr. Gavin dated September 21, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.7	+	Employment Agreement with Mr. Lake dated September 21, 2010 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on September 21, 2010.)

10.8	+	Form of Amendment One to Employment Agreement between Peoples Federal Savings Bank and each Executive (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2013.)

10.9	+	Salary Continuation Agreement for Maurice H. Sullivan, Jr., as amended (incorporated by reference to Exhibit 10.5 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.10	+	Second Amendment to Salary Continuation Agreement between the Bank and Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

Exhibit No.		Description
10.11	+	Salary Continuation Agreement for Thomas J. Leetch, Jr., as amended (incorporated by reference to Exhibit 10.6 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.12	+	Second Amendment to Salary Continuation Agreement between the Bank and Thomas J. Leetch, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.13	+	Salary Continuation Agreement for James J. Gavin, as amended (incorporated by reference to Exhibit 10.7 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.14	+	Second Amendment to Salary Continuation Agreement between the Bank and James J. Gavin (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.15	+	Salary Continuation Agreement for Christopher Lake, as amended*

10.16	+	Second Amendment to Salary Continuation Agreement between the Bank and Christopher Lake (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.17	+	Voluntary Deferred Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.8 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.18	+	Proposed Amended and Restated Voluntary Deferred Compensation and Supplemental Employment Stock Ownership Plan for Executives (incorporated by reference to Exhibit 10.9 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.19	+	Peoples Federal Bancshares, Inc. and Peoples Federal Savings Bank Amended and Restated Voluntary Deferred Compensation and Supplemental Employee Stock Ownership Plan for Executives (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.20	+	Voluntary Deferred Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.10 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.21	+	Director Retirement Agreement for Maurice H. Sullivan, Jr., as amended (incorporated by reference to Exhibit 10.11 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.22	+	Second Amendment to Director Retirement Agreement between the Bank and Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.23	+	Director Retirement Agreement for Vincent Mannering, as amended (incorporated by reference to Exhibit 10.12 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.24	+	Director Retirement Agreement for John Reen, as amended (incorporated by reference to Exhibit 10.13 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

Exhibit No.		Description
10.25	+	Director Retirement Agreement for Maurice H. Sullivan III, as amended (incorporated by reference to Exhibit 10.14 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.26	+	Split Dollar Insurance Agreement, as amended (incorporated by reference to Exhibit 10.15 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.27	+	Split Dollar Plan for Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.28	+	Split Dollar Plan for Thomas J. Leetch (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.29	+	Split Dollar Plan for James J. Gavin and Christopher Lake (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.30	+	Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Stockholders of Peoples Federal Bancshares, Inc. (File No. 001-34801, filed by Peoples Federal Bancshares, Inc. under the Securities Exchange Act of 1934 on July 8, 2011.)

14		Code of Ethics***

21		Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

23		Consent of Independent Registered Public Accounting Firm*

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema**

101.CAL		XBRL Extension Calculation Linkbase**

101.DEF		XBRL Extension Definition Linkbase**

101.LAB		XBRL Extension Labels Linkbase**

101.PRE		XBRL Extension Presentation Linkbase**

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

Signatures	Title	Date

/s/ MAURICE H. SULLIVAN, JR. Maurice H. Sullivan, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	December 13, 2013
/s/ CHRISTOPHER LAKE Christopher Lake	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2013
/s/ THOMAS J. LEETCH, JR. Thomas J. Leetch, Jr.	President and Director	December 13, 2013
/s/ LEE ANN COTÉ Lee Ann Coté	Director	December 13, 2013
/s/ D. RANDOLPH BERRY D. Randolph Berry	Director	December 13, 2013
/s/ MYRON FOX Myron Fox	Director	December 13, 2013
/s/ HUGH GALLAGHER Hugh Gallagher	Director	December 13, 2013

Signatures	Title	Date

/s/ WILLIAM GIUDICE William Giudice	Director	December 13, 2013
/s/ VINCENT MANNERING Vincent Mannering	Director	December 13, 2013
/s/ NORMAN POSNER Norman Posner	Director	December 13, 2013
/s/ JOHN F. REEN, JR. John F. Reen, Jr.	Director	December 13, 2013
/s/ FREDERICK TAW Frederick Taw	Director	December 13, 2013
/s/ MAURICE H. SULLIVAN, III Maurice H. Sullivan, III	Director	December 13, 2013