Form 10-Q
period 2013-12-31
Peoples Federal Bancshares, Inc.
filed 2014-02-07
CIK 1485964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of registrant’s common stock; $0.01 par value, at January 31, 2014: 6,406,310

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$4,438	$4,047
Interest-bearing demand deposits with other banks	24,363	30,906
Federal funds sold	239	79
Federal Home Loan Bank - overnight deposit	2,102	2,102
Total cash and cash equivalents	31,142	37,134
Securities available-for-sale	13,246	14,225
Securities held-to-maturity (fair values of $37,524 and $32,105)	37,871	32,054
Federal Home Loan Bank stock (at cost)	3,775	3,775
Loans	474,438	470,086
Allowance for loan losses	(4,019)	(4,037)
Loans, net	470,419	466,049
Premises and equipment, net	3,431	3,465
Cash surrender value of life insurance policies	20,175	20,007
Accrued interest receivable	1,327	1,448
Deferred income tax asset, net	5,329	5,432
Other assets	1,636	1,657
Total assets	$588,351	$585,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$54,703	$57,891
Interest-bearing	367,764	367,202
Total deposits	422,467	425,093
Short-term borrowings	8,000	6,000
Long-term debt	44,000	38,000
Accrued expenses and other liabilities	8,701	9,801
Total liabilities	483,168	478,894

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,431,327 and 6,465,934 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	64	65
Additional paid-in capital	59,619	60,039
Retained earnings	53,923	55,103
Accumulated other comprehensive loss	(61)	(30)
Unearned restricted shares; 233,387 and 256,894 shares at December 31, 2013 and September 30, 2013, respectively	(3,791)	(4,183)
Unearned compensation - ESOP	(4,571)	(4,642)
Total stockholders’ equity	105,183	106,352
Total liabilities and stockholders’ equity	$588,351	$585,246

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,673	$4,853
Interest on debt securities:
Taxable	233	150
Other interest	15	18
Dividends on equity securities	4	5
Total interest and dividend income	4,925	5,026

Interest expense:
Interest on deposits	454	612
Interest on Federal Home Loan Bank advances	168	150
Total interest expense	622	762
Net interest and dividend income	4,303	4,264
Provision for loan losses	—	120
Net interest and dividend income, after provision for loan losses	4,303	4,144

Non-interest income:
Customer service fees	196	210
Loan servicing fees	13	8
Net gain on sales of mortgage loans	—	101
Increase in cash surrender value of life insurance	168	162
Other income	22	11
Total non-interest income	399	492

Non-interest expense:
Salaries and employee benefits	2,610	2,326
Occupancy expense	228	229
Equipment expense	99	106
Professional fees	157	117
Advertising expense	133	129
Data processing expense	219	208
Deposit insurance expense	61	69
Other expense	253	257
Total non-interest expense	3,760	3,441
Income before income taxes	942	1,195
Provision for income taxes	388	514
Net income	$554	$681

Weighted-average shares outstanding:
Basic	5,746,458	5,975,422
Diluted	5,810,294	6,031,289

Earnings per common share:
Basic	$0.09	$0.11
Diluted	$0.09	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)

Net income	$554	$681

Net unrealized loss on securities available-for-sale	(52)	(38)
Reclassification adjustment for net securities gains realized	—	—
Net unrealized losses	(52)	(38)
Income tax benefit	21	15
Other comprehensive loss, net of tax	(31)	(23)
Total comprehensive income	$523	$658

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2013 and 2012

					Accumulated
			Additional		Other	Unearned	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	ESOP	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2012	6,726,904	$67	$63,909	$55,153	$113	$(3,777)	$(4,927)	$110,538
Net income	—	—	—	681	—	—	—	681
Other comprehensive loss	—	—	—	—	(23)	—	—	(23)
Purchase and retirement of shares for stock repurchase plan	(67,300)	(1)	(1,140)	—	—	—	—	(1,141)
Restricted stock awards earned (14,085 shares)	—	—	—	—	—	218	—	218
Stock options expense	—	—	115	—	—	—	—	115
Common stock released by ESOP (7,141 shares)	—	—	50	—	—	—	71	121
Dividends paid ($0.28 per share)	—	—	—	(1,675)	—	—	—	(1,675)
Balance at December 31, 2012	6,659,604	$66	$62,934	$54,159	$90	$(3,559)	$(4,856)	$108,834

Balance at September 30, 2013	6,465,934	$65	$60,039	$55,103	$(30)	$(4,183)	$(4,642)	$106,352
Net income	—	—	—	554	—	—	—	554
Other comprehensive loss	—	—	—	—	(31)	—	—	(31)
Purchase and retirement of shares for stock repurchase plan	(34,607)	(1)	(606)	—	—	—	—	(607)
Restricted stock awards earned (23,507 shares)	—	—	—	—	—	392	—	392
Stock options expense	—	—	133	—	—	—	—	133
Common stock released by ESOP (7,141 shares)	—	—	53	—	—	—	71	124
Dividends paid ($0.29 per share)	—	—	—	(1,734)	—	—	—	(1,734)
Balance at December 31, 2013	6,431,327	$64	$59,619	$53,923	$(61)	$(3,791)	$(4,571)	$105,183

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$554	$681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	36	97
Provision for loan losses	—	120
Change in net deferred loan fees	(63)	(30)
Depreciation and amortization	101	104
Decrease in accrued interest receivable	121	222
Income on cash surrender value of life insurance	(168)	(162)
Decrease (increase) in other assets	369	(63)
Decrease in accrued expenses and other liabilities	(1,092)	(1,618)
Increase in prepaid income taxes	(348)	(50)
(Decrease) increase in income taxes payable	(8)	54
Deferred income tax expense	124	—
Stock based compensation expense	525	333
ESOP expense	124	121
Net cash provided by (used in) operating activities	275	(191)

Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	(1,330)	—
Maturities, prepayments and calls	2,251	8,268
Activity in securities held-to-maturity:
Purchases	(6,857)	—
Maturities, prepayments and calls	1,010	2,653
Loan originations and principal collections, net	6,738	2,132
Purchased loans	(11,052)	(3,708)
Recoveries of loans previously charged off	7	3
Capital expenditures	(67)	(19)
Net cash (used in) provided by investing activities	(9,300)	9,329

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Three Months Ended
	December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	1,848	7,462
Term certificates	(4,474)	2,418
Short-term borrowings	2,000	(2,000)
Activity in long-term debt:
Proceeds from advances	10,000	4,000
Payment of advances	(4,000)	(2,000)
Common stock repurchased	(607)	(1,141)
Dividends paid	(1,734)	(1,675)
Net cash provided by financing activities	3,033	7,064
Net (decrease) increase in cash and cash equivalents	(5,992)	16,202
Cash and cash equivalents at beginning of period	37,134	36,241
Cash and cash equivalents at end of period	$31,142	$52,443

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$633	$772
Income taxes	620	510

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Peoples Federal Savings Bank (the “Bank”) and Peoples Funding Corporation (“PFC”), as of December 31, 2013 (unaudited) and September 30, 2013.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three months ended December 31, 2013 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2013.

The allowance for loan losses is a significant accounting policy and is presented in the Company’s Form 10-K for the fiscal year ended September 30, 2013, which provides information on how significant assets are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

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

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects.”  The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects.  For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323.  The amendments in this ASU should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company does not expect that the adoption of this ASU will have an impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-02, “Intangibles-Goodwill and Other (Topic 350):  Accounting for Goodwill.”  The amendments in this ASU apply to all entities except for public business entities and not-for-profit entities as defined in the Master Glossary of the Accounting Standards Codification and employee benefit plans within the scope of Topics 960 through 965 on plan accounting.  An entity within the scope of the amendments that elects to apply the accounting alternative in this ASU is subject to all of the related subsequent measurement, derecognition, other presentation matters, and disclosure requirements within the accounting alternative.  The amendments in this ASU allow an accounting alternative for the subsequent measurement of goodwill.  An entity within the scope of the amendments that elects the accounting alternative in this ASU should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate.  An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level.  The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not yet been made available for issuance.  The Company does not expect that the adoption of this ASU will have an impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The amendments in this ASU reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  The Company is reviewing this ASU to determine if there will be a material impact on the Company’s results of operations or financial position.

NOTE 4 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
December 31, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$6,000	$10	$2	$6,008
Mortgage-backed securities	7,348	35	145	7,238
Total securities available-for-sale	$13,348	$45	$147	$13,246

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$105	$4,895
Mortgage-backed securities	32,871	128	370	32,629
Total securities held-to-maturity	$37,871	$128	$475	$37,524

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Sepember 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$8,000	$12	$25	$7,987
Mortgage-backed securities	6,275	40	77	6,238
Total securities available-for-sale	$14,275	$52	$102	$14,225

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$90	$4,910
Mortgage-backed securities	27,054	287	146	27,195
Total securities held-to-maturity	$32,054	$287	$236	$32,105

As of December 31, 2013 and September 30, 2013, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of December 31, 2013. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)

Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	6,000	6,008	5,000	4,895
	6,000	6,008	5,000	4,895
Mortgage-backed securities	7,348	7,238	32,871	32,629
	$13,348	$13,246	$37,871	$37,524

During the three months ended December 31, 2013 and 2012, respectively, there were no sales of available-for-sale or held-to-maturity securities.

There were no securities of issuers with an amortized cost basis or fair value that exceeded 10% of stockholders’ equity as of December 31, 2013 and September 30, 2013.

As of December 31, 2013 and September 30, 2013, securities with carrying amounts totaling $13,245,000 and $14,226,000, respectively, were pledged to secure FHLB advances.

The aggregate fair value and unrealized losses of securities that have been in a continuous loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Unaudited)
	(In thousands)
December 31, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$2	$1,998	$—	$—
Mortgage-backed securities	145	5,984	—	—
	$147	$7,982	$—	$—
Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$105	$4,895	$—	$—
Mortgage-backed securities	370	21,824	—	—
	$475	$26,719	$—	$—

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$25	$3,976	$—	$—
Mortgage-backed securities	77	4,929	—	—
	$102	$8,905	$—	$—

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$90	$4,910	$—	$—
Mortgage-backed securities	146	8,388	—	—
	$236	$13,298	$—	$—

At December 31, 2013, 30 debt securities had unrealized losses for less than twelve months with aggregate depreciation of 1.8% from the amortized cost of these securities.

At September 30, 2013, 18 debt securities had unrealized losses for less than twelve months with aggregate depreciation of 1.5% from the amortized cost of these securities.

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

At December 31, 2013, the unrealized losses on the Company’s debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were attributable to changes in market interest rates.  These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings.  The Company does not anticipate selling any of these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis or maturity.  Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2013.

At September 30, 2013, the unrealized losses on the Company’s debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were attributable to changes in market interest rates.  These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings.  The Company does not anticipate selling any of these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis or maturity.  Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2013.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.  Interest on loans is recognized on a simple interest basis.  Loan origination and commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield.  The Company is amortizing these amounts over the contractual lives of the related loans.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	December 31, 2013		September 30, 2013
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$316,128	66.8%	$308,917	65.8%
Multi-family	71,744	15.1	68,021	14.5
Commercial real estate	52,978	11.2	60,467	12.9
Construction loans	18,587	3.9	17,148	3.7
Total mortgage loans	459,437	97.0	454,553	96.9
Consumer loans	4,999	1.1	5,359	1.1
Commercial loans	9,184	1.9	9,419	2.0
Total loans	473,620	100.0%	469,331	100.0%
Deferred loan origination costs, net	818		755
Allowance for loan losses	(4,019)		(4,037)
Loans, net	$470,419		$466,049

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

	Three Months Ended December 31, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended December 31, 2013:
Balance at beginning of period	$1,930	$728	$719	$249	$86	$135	$190	$4,037
Provision (benefit) for loan losses	49	39	(87)	20	(10)	(6)	(5)	—
Recoveries of loans previously charged-off	—	—	—	—	6	1	—	7
	1,979	767	632	269	82	130	185	4,044
Loans charged-off	—	—	(21)	—	(4)	—	—	(25)
Balance at end of period	$1,979	$767	$611	$269	$78	$130	$185	$4,019

As of December 31, 2013:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,979	767	611	269	78	130	185	4,019
	$1,979	$767	$611	$269	$78	$130	$185	$4,019

Loans ending balances:
Individually evaluated for impairment	$—	$—	$303	$—	$—	$—		$303
Collectively evaluated for impairment	316,128	71,744	52,675	18,587	4,999	9,184		473,317
	$316,128	$71,744	$52,978	$18,587	$4,999	$9,184		$473,620

	Three Months Ended December 31, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended December 31, 2012:
Balance at beginning of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891
Provision (benefit) for loan losses	110	(19)	(122)	45	(8)	25	89	120
Recoveries of loans previously charged-off	—	—	—	—	3	—	—	3
	1,957	740	646	179	152	118	222	4,014
Loans charged-off	—	—	—	—	(6)	(1)	—	(7)
Balance at end of period	$1,957	$740	$646	$179	$146	$117	$222	$4,007

As of December 31, 2012:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,957	740	646	179	146	117	222	4,007
	$1,957	$740	$646	$179	$146	$117	$222	$4,007

Loans ending balances:
Individually evaluated for impairment	$—	$685	$1,331	$79	$—	$12		$2,107
Collectively evaluated for impairment	300,470	64,321	56,695	14,940	6,581	10,813		453,820
	$300,470	$65,006	$58,026	$15,019	$6,581	$10,825		$455,927

	Year Ended September 30, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,847	$759	$768	$134	$157	$93	$133	$3,891
Provision (benefit) for loan losses	107	(31)	(49)	115	(57)	58	57	200
Recoveries of loans previously charged-off	1	—	—	—	8	12	—	21
	1,955	728	719	249	108	163	190	4,112
Loans charged-off	(25)	—	—	—	(22)	(28)	—	(75)
Balance at end of year	$1,930	$728	$719	$249	$86	$135	$190	$4,037

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,930	728	719	249	86	135	190	4,037
	$1,930	$728	$719	$249	$86	$135	$190	$4,037

Loans ending balances:
Individually evaluated for impairment	$—	$—	$303	$—	$—	$9		$312
Collectively evaluated for impairment	308,917	68,021	60,164	17,148	5,359	9,410		469,019
	$308,917	$68,021	$60,467	$17,148	$5,359	$9,419		$469,331

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
	December 31, 2013
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$779	$2,457	$3,236	$312,892	$316,128	$2,457
Multi-family	—	—	—	—	71,744	71,744	—
Commercial real estate	—	—	—	—	52,978	52,978	—
Construction loans	—	—	—	—	18,587	18,587	—
Total mortgage loans	—	779	2,457	3,236	456,201	459,437	2,457
Consumer loans	21	1	13	35	4,964	4,999	13
Commercial loans	45	—	—	45	9,139	9,184	—
Total	$66	$780	$2,470	$3,316	$470,304	$473,620	$2,470

	Age Analysis of Past Due Loans
	September 30, 2013
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$629	$1,846	$2,475	$306,442	$308,917	$1,846
Multi-family	—	—	—	—	68,021	68,021	—
Commercial real estate	—	—	—	—	60,467	60,467	—
Construction loans	—	—	—	—	17,148	17,148	—
Total mortgage loans	—	629	1,846	2,475	452,078	454,553	1,846
Consumer loans	26	5	—	31	5,328	5,359	—
Commercial loans	1	—	—	1	9,418	9,419	—
Total	$27	$634	$1,846	$2,507	$466,824	$469,331	$1,846

There were no loans greater than 90 days past due and still accruing at December 31, 2013 (unaudited) and September 30, 2013.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	December 31, 2013			September 30, 2013
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
(Unaudited)
	(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	303	303	—	303	303	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	9	9	—
	$303	$303	$—	$312	$312	$—

							Year Ended
	Three Months Ended December 31,						September 30,
	2013			2012			2013
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	1,645	30	—	635
Commercial real estate	303	5	—	1,559	—	—	941
Construction loans	—	—	—	20	—	—	12
Consumer loans	—	—	—	—	—	—	—
Commercial loans	2	—	—	13	1	—	12
	$305	$5	$—	$3,237	$31	$—	$1,600

At December 31, 2013 and 2012 and September 30, 2013, there were no impaired loans with a valuation allowance.  As of December 31, 2013 and 2012 and September 30, 2013, no additional funds were committed to be advanced to borrowers with impaired loans.

Troubled Debt Restructurings

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  Such concessions typically include a reduction of an interest rate to a below market rate, taking into account the credit quality of the borrower, a significant reduction or deferral of payments of principal and/or interest or an extension of the maturity date.  All TDRs are initially classified as impaired.

The following table sets forth information pertaining to TDRs entered into during the periods indicated:

	Three Months Ended December 31,
	2013			2012
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Unaudited)
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	—	$—	$—	1	$522	$522
Construction	—	—	—	1	79	79
	—	$—	$—	2	$601	$601

There were no loans modified as part of a TDR during the three months ended December 31, 2013.  There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, during the three months ended December 31, 2013.

During the three months ended December 31, 2012, the Company advanced $79,000 in additional funds to complete construction on three remaining units on an existing multi-family condominium loan with an outstanding balance of $522,000.  At December 31, 2012, both loans were accruing and performing in accordance with their modified terms and conditions.  There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, during the three months ended December 31, 2012.

At December 31, 2013, TDRs amounted to $303,000 and consisted of an existing commercial real estate TDR loan that was modified prior to September 30, 2013.  In this case, the Company capitalized all past due interest and provided for interest only for four months.  As of December 31, 2013, the loan was accruing and performing in accordance with its modified terms and conditions.

At September 30, 2013, TDRs amounted to $303,000 and consisted of one commercial real estate loan, noted above, that was accruing and performing in accordance with its modified terms and conditions.

At December 31, 2013 and September 30, 2013, none of the allowance for loan losses was allocated to TDRs and the identification of these loans as TDRs did not have a material impact on the allowance for loan losses.  There were no commitments to lend additional funds to borrowers with troubled debt restructured loans at December 31, 2013 and September 30, 2013.

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

Loans rated 8:  Loans in this category are considered “loss” and of such little value that their continuance as loans is not warranted.

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

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	December 31, 2013
	One-to Four-family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Pass	$313,116	$71,744	$50,761	$18,587	$4,999	$8,526	$467,733
Special Mention	—	—	1,618	—	—	650	2,268
Substandard	3,012	—	599	—	—	8	3,619
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$316,128	$71,744	$52,978	$18,587	$4,999	$9,184	$473,620

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2013
	One-to Four-family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$306,055	$68,021	$57,581	$17,148	$5,359	$8,710	$462,874
Special Mention	—	—	1,657	—	—	700	2,357
Substandard	2,862	—	1,229	—	—	9	4,100
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$308,917	$68,021	$60,467	$17,148	$5,359	$9,419	$469,331

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2013 and September 30, 2013.

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

The Company’s other real estate owned values are estimated using level 2 inputs based upon appraisals of similar properties from a third party.  For level 3 inputs fair values are based on management’s estimates.

The following summarizes assets measured at fair value at December 31, 2013 and September 30, 2013:

Assets Measured at Fair Value on a Recurring Basis

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)

Trading securities	$480	$—	$—	$480
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	6,008	—	6,008
Mortgage-backed securities	—	7,238	—	7,238
Total assets	$480	$13,246	$—	$13,726

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Trading securities	$1,048	$—	$—	$1,048
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	7,987	—	7,987
Mortgage-backed securities	—	6,238	—	6,238
Total assets	$1,048	$14,225	$—	$15,273

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2013 and September 30, 2013, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the three months ended December 31, 2013 and 2012 and fiscal year ended September 30, 2013.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$31,142	$31,142	$—	$—	$31,142
Trading securities	480	480	—	—	480
Securities available-for-sale	13,246	—	13,246	—	13,246
Securities held-to-maturity	37,871	—	37,524	—	37,524
Federal Home Loan Bank stock	3,775	—	—	3,775	3,775
Loans, net	470,419	—	—	471,087	471,087
Accrued interest receivable	1,327	—	—	1,327	1,327

Financial liabilities:
Deposits	422,467	—	—	422,846	422,846
Short-term borrowings	8,000	—	—	8,000	8,000
Long-term debt	44,000	—	—	44,071	44,071

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$37,134	$37,134	$—	$—	$37,134
Trading securities	1,048	1,048	—	—	1,048
Securities available-for-sale	14,225	—	14,225	—	14,225
Securities held-to-maturity	32,054	—	32,105	—	32,105
Federal Home Loan Bank stock	3,775	—	—	3,775	3,775
Loans, net	466,049	—	—	466,899	466,899
Accrued interest receivable	1,448	—	—	1,448	1,448

Financial liabilities:
Deposits	425,093	—	—	425,536	425,536
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	38,000	—	—	38,168	38,168

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

The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Three Months Ended
	December 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands,
	except per share data)

Net income applicable to common stock	$554	$681
Less: Undistributed earnings allocated to participating securities	(23)	(26)
Net income allocated to common stock	$531	$655

Average number of common shares issued	6,459,381	6,707,400
Less: Average unallocated ESOP shares	(464,120)	(492,686)
Less: Average unvested restricted stock awards	(248,803)	(239,292)
Average number of common shares outstanding used to calculate basic earnings per common share	5,746,458	5,975,422
Add: Dilutive effect of unvested restricted stock awards	63,836	55,867
Average number of common shares outstanding used to calculate diluted earnings per common share	5,810,294	6,031,289

Earnings per common share (basic and diluted)	$0.09	$0.11

For the three months ended December 31, 2013 and 2012, stock options to purchase 642,735 and 584,480 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Bank established an ESOP to provide eligible employees the opportunity to own Company stock.  As part of the Bank’s mutual to stock conversion, the Company invested in a subsidiary, PFC.  PFC used the proceeds from the investment to fund a loan to the Peoples Federal Savings Bank Employee Stock Ownership Plan Trust (the “Trust”) in the amount of $5,713,000, which was used to purchase 571,320 shares of the Company’s common stock at a price of $10.00 per share.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate, adjusted annually, and provides for annual payments of interest and principal over the 20 year term of the loan.  The interest rate is 3.25%.

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

As ESOP shares are earned by the participants, the company recognizes compensation expense equal to the fair value of the earned ESOP shares during the period in which they become committed to be released.  Compensation expense recognized in connection with the ESOP for the three months ended December 31, 2013 and 2012 was $124,000 and $121,000, respectively,

Shares held by the ESOP trust were as follows:

	December 31,	September 30,
	2013	2013
	(Unaudited)
Allocated	111,887	83,321
Committed to be released	—	21,425
Unallocated	457,056	464,197
	568,943	568,943

The fair value of the unallocated shares was $8,108,000 and $8,460,000 at December 31, 2013 and September 30, 2013, respectively.

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

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	August 20,	February 21,
	2013	2012
Expected dividends	0.90%	—%
Expected term	5.75 years	10 years
Expected volatility	11.51%	13.01%
Risk-free interest rate	1.84%	1.99%
Forfeiture rate	—%	—%

The dividend yield assumption is based upon the Company’s history of dividend payouts.  The expected term is based upon the expected life or the contractual term of the stock option.  The expected volatility is based upon historic volatility.  The risk-free interest rate is estimated using the U.S. Treasury yield curve in effect at the time of the grant based upon the expected option term.

The following is a summary of stock options and activity under the Stock Plan for the three months ended December 31, 2013:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(Unaudited)
(In thousands)
Outstanding at beginning of period	642,735	$15.74	8.5	$2,213
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	642,735	$15.74	8.2	$2,213

Exercisable at end of period	116,896	$15.47	8.1	$228

For the three months ended December 31, 2013 and 2012, the share-based compensation expense applicable to the stock options was $133,000 and $115,000, respectively, and the recognized tax benefit related to this expense was $34,000 and $20,000, respectively.

As of December 31, 2013 and September 30, 2013, the unrecognized share-based compensation expense related to the non-vested stock options was $1.5 million and $1.7 million, respectively.  As of December 31, 2013, this amount is expected to be recognized over a weighted-average period of 3.0 years.

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

The following table presents the status of non-vested restricted stock awards under the Stock Plan for the three months ended December 31, 2013:

Weighted
Average
	Number	Grant-date
	of Shares	Fair Value
(Unaudited)
Non-vested restricted stock awards at beginning of period	300,735	$16.23
Restricted shares granted	—	—
Shares vested	—	—
Forfeited	—	—
Non-vested restricted stock awards at end of period	300,735	$16.23

For the three months ended December 31, 2013 and 2012, the share-based compensation expense applicable to the non-vested restricted stock awards was $392,000 and $218,000, respectively, and the recognized tax benefit related to this expense was $157,000 and $87,000, respectively.

As of December 31, 2013 and September 30, 2013, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $3.8 million and $4.2 million, respectively.  As of December 31, 2013, this amount is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Unit Awards

As of December 31, 2013, there were no restricted stock unit awards granted under the Stock Plan.

NOTE 9 — DIVIDEND DECLARED

On January 22, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.04 per share on the Company’s common stock.  The dividend is payable to stockholders of record as of February 4, 2014 and is expected to be paid on February 21, 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at December 31, 2013 (unaudited) and September 30, 2013 and results of operations for the three months ended December 31, 2013 and 2012 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The results of operations for the three months ended December 31, 2013 are not necessarily indicative of results for the fiscal year ending September 30, 2014.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

Critical accounting policies are those which involve significant judgments and assessments by management and which could potentially result in materially different results under different assumptions and conditions.  As discussed in the Company’s 2013 Annual Report on Form 10-K, the Company considers the allowance for loan losses and income taxes to be our critical accounting policies.  The Company’s critical accounting policies have not changed from September 30, 2013.

Comparison of Financial Condition at December 31, 2013 (Unaudited) and September 30, 2013

At December 31, 2013, our total assets were $588.4 million, an increase of $3.2 million, or 0.5%, from our total assets of $585.2 million at September 30, 2013.  Loans, net increased $4.4 million, or 0.9%, to $470.4 million at December 31, 2013 from $466.0 million at September 30, 2013.  Securities increased to $51.1 million at December 31, 2013 from $46.3 million at September 30, 2013, due primarily to purchases of $8.2 million, offset primarily by maturities/calls and principal pay-downs of $3.3 million.  At December 31, 2013, cash and cash equivalents totaled $31.1 million as compared to $37.1 million at September 30, 2013, representing a $6.0 million decrease, or 16.1%.  The decrease was mainly due to the purchase of loans and securities, maturities of Federal Home Loan Bank (“FHLB”) advances and the decrease in deposits, offset by security maturities/calls, FHLB advances and loan payments in excess of loan originations.

Deposits decreased $2.6 million, or 0.6%, to $422.5 million at December 31, 2013 from $425.1 million at September 30, 2013.  The decrease resulted from decreases in term certificates to $116.3 million from $120.8 million, demand deposits to $54.7 million from $57.9 million and savings to $57.1 million from $57.3 million at December 31, 2013 and September 30, 2013, respectively.  The decreases were offset by increases in NOW deposits to $42.8 million from $38.6 million and money market deposits to $151.5 million from $150.4 million at December 31, 2013 and September 30, 2013, respectively.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	December 31, 2013		September 30, 2013
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$54,703	13.0%	$57,891	13.6%
NOW deposits	42,798	10.1	38,625	9.1
Money market deposits	151,520	35.9	150,439	35.4
Savings	57,092	13.5	57,310	13.5
Total non-certificate accounts	306,113	72.5	304,265	71.6
Term certificates	116,354	27.5	120,828	28.4
Total deposits	$422,467	100.0%	$425,093	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	December 31, 2013		September 30, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$88,393	0.81%	$88,385	0.82%
Over 1 year to 2 years	16,459	1.16	20,458	1.17
Over 2 years to 3 years	3,635	1.09	3,743	1.13
Over 3 years to 4 years	5,831	1.70	6,036	1.67
Over 4 years to 5 years	2,036	1.35	2,206	1.37
	$116,354	0.92%	$120,828	0.94%

Borrowings, consisting of short-term and long-term FHLB advances, increased to $52.0 million at December 31, 2013 as compared to $44.0 million as of September 30, 2013.  During the three months ended December 31, 2013, the Company repaid maturing short-term and long-term advances totaling $8.0 million with a weighted average rate of 1.62% and borrowed $16.0 million of short-term and long-term advances with a weighted average rate of 0.85% to maintain liquidity and extend the average maturity of the portfolio of borrowed funds.

The following table sets forth the weighted average rate by type for the Company’s FHLB advances at the dates indicated:

	December 31, 2013		September 30, 2013
	Amount	Weighted Average Rate	Amount		Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Federal Home Loan Bank advances:
Short-term	$8,000	0.33%	$6,000		0.36%
Long-term	44,000	1.50	38,000	(1)	1.73
	$52,000	1.32%	$44,000		1.54%

(1)  Includes a $1,000,000 advance, callable quarterly, with a rate of 5.49% that matured August 19, 2013.

Total equity decreased to $105.2 million at December 31, 2013 from $106.4 million at September 30, 2013.  The decrease resulted primarily due to dividends paid on the Company’s common stock of $1.7 million and the purchase and retirement of 34,607 shares of the Company’s common stock totaling $607,000, in the open market at an average price of $17.54 per share, as part of the stock repurchase plan.  The decrease was offset in part by net income of $554,000, stock based compensation expense of $525,000 and ESOP expense of $124,000 for the three months ended December 31, 2013.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012 (Unaudited)

General.  We recorded net income of $554,000 for the three months ended December 31, 2013 compared to net income of $681,000 for the three months ended December 31, 2012.  Net interest and dividend income remained at $4.3 million for the three months ended December 31, 2013 and 2012.  No provisions for loan losses were made for the three months ended December 31, 2013 compared to $120,000 for the same period ended December 31, 2012.  Non-interest income decreased to $399,000 for the quarter ended December 31, 2013 from $492,000 for the comparable 2012 period.  Non-interest expense increased to $3.8 million for the three month period ended December 31, 2013 compared to $3.4 million for the three months ended December 31, 2012.

Total Interest and Dividend Income.  Total interest and dividend income decreased to $4.9 million for the three months ended December 31, 2013 compared to $5.0 million for the three months ended December 31, 2012.  Average interest-earning assets increased to $547.6 million for the 2013 period compared to $534.3 million for the 2012 period while the average yield on interest-earning assets decreased to 3.60% from 3.76% during the periods.  The decrease in market interest rates contributed to the downward re-pricing of a portion of our existing assets and to lower rates for new assets.

Interest income on loans decreased to $4.7 million for the three months ended December 31, 2013 as compared to $4.9 million for the three months ended December 31, 2012.  The average balance of our loans increased for the three month period ended December 31, 2013 to $467.3 million from $452.6 million for the period ended December 31, 2012.  The average yield on loans decreased to 4.00% from 4.29%, reflecting decreases in interest rates on our adjustable-rate loan products, as well as lower rates on newly originated loans based on lower market interest rates. Interest income on taxable securities increased to $233,000 for the three months ended December 31, 2013 from $150,000 for the three months ended December 31, 2012, reflecting the increase in the average balance of such securities to $49.1 million from $42.1 million.  Additionally, the average yield on such securities increased to 1.90% for the quarter ended December 31, 2013 from 1.43% for the quarter ended December 31, 2012, as current investment purchases carried a higher yield.

Total Interest Expense. Total interest expense decreased $140,000, or 18.4%, to $622,000 for the three months ended December 31, 2013 from $762,000 for the three months ended December 31, 2012.  The decrease reflected a decrease in the average rate paid on deposits and borrowings in the 2013 period to 0.61%, compared to an average rate paid of 0.76% in the 2012 period.  Additionally, the average balance of such deposits decreased to $366.6 million for the 2013 quarter from $368.7 million for the comparable 2012 quarter. These decreases more than offset an increase in average borrowings to $44.3 million for the 2013 quarter from $32.5 million during the 2012 quarter.

Interest expense on term certificates decreased to $278,000 for the three months ended December 31, 2013 from $351,000 for the three months ended December 31, 2012, as the average balance of such certificates decreased to $118.7 million from $127.8 million, and the average rate paid on these certificates decreased to 0.94% for the quarter ended December 31, 2013 from 1.10% for the quarter ended December 31, 2012.  The decrease in the average balance of our term certificates resulted primarily from our customers choosing other more liquid deposit products.  Interest expense on money market accounts decreased to $155,000 for the quarter ended December 31, 2013 from $235,000 for the quarter ended December 31, 2012, a decrease of $80,000, or 34.0%, as the average cost of these accounts decreased to 0.41% for the quarter ended December 31, 2013 from 0.61% for the quarter ended December 31, 2012, reflecting lower market rates.  The average balance of these accounts declined to $150.5 million during the quarter ended December 31, 2013 as compared to $153.0 million during the quarter ended December 31, 2012.  Interest expense on borrowings, which consisted solely of advances from the Federal Home Loan Bank of Boston, was $168,000 for the quarter ended December 31, 2013 and

$150,000 for the comparable 2012 period.  The increase resulted from an $11.9 million increase in the average balance of these advances, offset in part by a 33 basis points decrease in the average cost of the borrowings to 1.52% from 1.85% for the comparable 2012 quarter.

Net Interest and Dividend Income.  Net interest and dividend income remained at $4.3 million for both the three month periods ended December 31, 2013 and December 31, 2012.  Net interest and dividend income for the quarter ended December 31, 2013 was impacted by lower market interest rates on our loan portfolio, higher market rates on our securities portfolio and the change in the overall mix of our interest-earning assets.  The increase in the average balance of our deposits and borrowings and the increase in loan growth during the period resulted in a neutral impact on net interest and dividend income.  The Company’s net interest rate spread and net interest margin both decreased period to period.  The net interest rate spread and net interest margin were 2.99% and 3.14%, respectively, for the quarter ended December 31, 2013, compared to 3.00% and 3.19%, respectively, for the comparable 2012 quarter.  The ratio of our average interest-earning assets to average interest-bearing liabilities remained at 1.33x for both quarters ended December 31, 2013 and 2012.

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

Based on the above factors, we did not record a provision for loan losses for the three months ended December 31, 2013, as compared to a $120,000 provision for loan losses for the three months ended December 31, 2012.  The allowance for loan losses was $4.0 million, or 0.9% of total loans, at December 31, 2013, September 30, 2013 and December 31, 2012.  Total non-performing assets were $2.8 million at December 31, 2013 compared to $2.1 million at September 30, 2013.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2013 and 2012.

Non-interest Income.  Non-interest income decreased to $399,000 for the three months ended December 31, 2013 from $492,000 for the three months ended December 31, 2012.  The decrease was due primarily to a decrease in net gain on sales of mortgage loans of $101,000 for the comparable quarters ended December 31, 2013 and 2012 as the Company did not sell any loans during the quarter ended December 31, 2013.  In addition, customer service fees decreased $14,000 to $196,000 for the quarter ended December 31, 2013 from $210,000 for the quarter ended December 31, 2012.  These decreases were slightly offset by increases in other income which increased to $22,000 from $11,000, the increase in income derived from life insurance policies which increased to $168,000 from $162,000 and the increase in loan servicing fees which increased to $13,000 from $8,000 for the 2013 and 2012 comparable quarter end periods.

Non-interest Expense.  Non-interest expense increased to $3.8 million for the three months ended December 31, 2013 compared to $3.4 million for the three months ended December 31, 2012.  Salaries and employee benefits increased to $2.6 million from $2.3 million, respectively, for the comparable three months ended December 31, 2013 and 2012.  The increase was due to additional employees, normal salary increases and increased equity incentive plan expense.  In addition, professional fees increased to

$157,000 from $117,000, data processing expense increased to $219,000 from $208,000 and advertising expense increased to $133,000 from $129,000 for the 2013 and 2012 comparable quarter end periods.  These increases were offset by decreases in deposit insurance expense to $61,000 from $69,000, equipment expense to $99,000 from $106,000 and other expense to $253,000 from $257,000.

Provision for Income Taxes.  The provision for income taxes was $388,000 for the three months ended December 31, 2013 compared to $514,000 for the three months ended December 31, 2012.  Pre-tax income for the three months ended December 31, 2013 was $942,000 compared to $1.2 million for the comparable period ended December 31, 2012.  Our effective tax rate was 41.2% for the three months ended December 31, 2013 compared to 43.0% for the three months ended December 31, 2012.  The decrease in the effective tax rate was primarily due to the tax effect of the disallowance of the expense related to non-qualified stock options.  Also during the December 2013 quarter, an additional $10,000 was added to the valuation allowance on the deferred tax asset related to the charitable contribution made to Peoples Federal Savings Charitable Foundation in 2010.  A valuation allowance is established against deferred tax assets when, based upon the available evidence, including historical and projected taxable income, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

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

	Three Months Ended December 31,
	2013				2012
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$467,306		$4,673	4.00%	$452,554		$4,853	4.29%
Taxable securities (3)	49,126		233	1.90	42,062		150	1.43
Other interest-earning assets	27,414		15	0.22	35,656		18	0.20
FHLB stock	3,775		4	0.42	4,014		5	0.50
Total interest-earning assets	547,621		4,925	3.60	534,286		5,026	3.76
Non-interest-earning assets	35,806				37,373
Total assets	$583,427				$571,659

Interest-bearing liabilities:
Deposits:
Savings	$56,362		14	0.10	$50,814		20	0.16
Money market accounts	150,495		155	0.41	153,038		235	0.61
NOW accounts	41,054		7	0.07	37,085		6	0.06
Term certificates	118,657		278	0.94	127,764		351	1.10
Total deposits	366,568		454	0.50	368,701		612	0.66
FHLB advances	44,326		168	1.52	32,457		150	1.85
Total interest-bearing liabilities	410,894		622	0.61	401,158		762	0.76
Demand deposits	56,014				50,643
Other non-interest-bearing liabilities	10,564				9,654
Total non-interest-bearing liabilities	66,578				60,297
Total liabilities	477,472				461,455
Stockholders’ equity	105,955				110,204
Total liabilities and stockholders’ equity	$583,427				$571,659

Net interest income			$4,303				$4,264
Net interest rate spread (4)				2.99%				3.00%
Net interest-earning assets (5)	$136,727				$133,128
Net interest margin (6)				3.14%				3.19%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33	x			1.33	x

(1) Yields are annualized.

(2) Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3) Average balances are presented at average amortized cost.

(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest bearing liabilities.

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

	Three Months Ended December 31,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$158	$(338)	$(180)
Taxable securities (2)	25	58	83
Other interest-earning assets	(4)	1	(3)
FHLB stock	—	(1)	(1)
Total interest-earning assets	179	(280)	(101)

Interest-bearing liabilities:
Deposits:
Savings	2	(8)	(6)
Money market accounts	(4)	(76)	(80)
NOW accounts	1	—	1
Term certificates	(25)	(48)	(73)
Total deposits	(26)	(132)	(158)
FHLB advances	55	(37)	18
Total interest-bearing liabilities	29	(169)	(140)
Increase (decrease) in net interest income	$150	$(111)	$39

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2013, cash and cash equivalents totaled $31.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $13.2 million.  Additionally, at December 31, 2013, the Company had $52.0

million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $73.6 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At December 31, 2013, we had $50.8 million in loan commitments and standby letters of credit outstanding, which consisted of $13.5 million in commitments to originate loans, $8.7 million of unadvanced construction commitments, $7.4 million of commercial real estate lines of credit commitments, $16.4 million of home equity lines of credit commitments, $620,000 of consumer loan commitments, $4.1 million of commercial loan commitments and $66,000 of outstanding standby letters of credit.  Term certificates due within one year as of December 31, 2013 totaled $88.4 million, or 76.0% of total term certificates.  We believe this percentage of term certificates that mature within one year reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of December 31, 2013.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	December 31, 2013
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Commitments to originate loans	$13,525	$—	$—	$—	$13,525
Unadvanced portions of loans:
Construction loans	6,303	2,431	—	—	8,734
Commercial real estate lines of credit	—	—	200	7,162	7,362
Home equity lines of credit	149	670	250	15,301	16,370
Consumer	—	—	—	620	620
Commercial	1,473	—	—	2,662	4,135
Standby letters of credit	66	—	—	—	66
Total	$21,516	$3,101	$450	$25,745	$50,812

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	December 31, 2013
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$16,000	$24,000	$12,000	$—	$52,000
Operating leases	198	342	262	474	1,276
Total contractual obligations	$16,198	$24,342	$12,262	$474	$53,276

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2013 and September 30, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013 (Unaudited):
Total Capital (to Risk Weighted Assets)	$93,202	25.00%	$29,923	8.0%	$37,404	10.0%
Tier 1 Capital (to Risk Weighted Assets)	89,183	23.92	14,962	4.0	22,443	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	89,183	15.18	23,497	4.0	29,371	5.0

September 30, 2013:
Total Capital (to Risk Weighted Assets)	$92,122	24.83%	$29,677	8.0%	$37,097	10.0%
Tier 1 Capital (to Risk Weighted Assets)	88,085	23.74	14,839	4.0	22,258	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	88,085	15.08	23,369	4.0	29,212	5.0

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time, permanent election is made to continue to exclude those unrealized gains and losses from regulatory capital.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity

Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

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

The Asset/Liability Committee (“ALCO”), comprised of several members of senior management and two members of the board of directors, is responsible for managing interest rate risk.  On a quarterly basis, this committee reviews with the board of directors its analysis of our exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank’s future net interest income, key interest rate risk strategies and other activities, and the effect of those strategies on the Bank’s operating results.  This committee is also involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.  Management is aided in these efforts by the use of an independent third party that convenes with management on a quarterly basis for a complete asset/liability analysis and review.

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

For the quarter ended December 31, 2013, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of December 31, 2013, the estimated changes in the Bank’s net interest income that would result.

		Economic Value of Equity (2)		Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Changes in				Estimated
Interest Rates	Estimated			Net Interest
(basis points)(1)	EVE (2)	Amount	Percent	Income	Amount	Percent
	(Unaudited)
	(Dollars in thousands)

+300bp	84,200	$(28,961)	(25.6)%	$16,177	$(1,423)	(8.1)%
+200bp	97,111	(16,050)	(14.2)%	17,176	(424)	(2.4)%
+100bp	106,960	(6,201)	(5.5)%	17,594	(6)	(0.0)%
0bp	113,161	—	—%	17,600	—	—%
-100bp	119,013	5,852	5.2%	16,918	(682)	(3.9)%

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At December 31, 2013, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, its President, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2013.  Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the three months ended December 31, 2013, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed December 13, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

At December 31, 2013, total repurchases under the repurchase program were 1,067,248 shares at an average price of $15.90.  During the quarter ended December 31, 2013, the Company purchased 34,607 shares at an average price of $17.54 as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
	(Unaudited)
October 1-31, 2013	—	$—	—	323,296

November 1-30, 2013	—	$—	—	323,296

December 1-31, 2013	34,607	$17.54	34,607	288,689
Total	34,607	$17.54	34,607

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

PEOPLES FEDERAL BANCSHARES, INC.

Date: February 7, 2014	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date: February 7, 2014	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial
Officer