Form 10-Q
period 2014-03-31
Peoples Federal Bancshares, Inc.
filed 2014-05-08
CIK 1485964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of registrant’s common stock; $0.01 par value, at April 30, 2014: 6,267,036

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$4,321	$4,047
Interest-bearing demand deposits with other banks	21,716	30,906
Federal funds sold	102	79
Federal Home Loan Bank - overnight deposit	2,102	2,102
Total cash and cash equivalents	28,241	37,134
Securities available-for-sale	9,555	14,225
Securities held-to-maturity (fair values of $37,646 and $32,105)	37,790	32,054
Federal Home Loan Bank stock (at cost)	3,918	3,775
Loans	493,502	470,086
Allowance for loan losses	(4,030)	(4,037)
Loans, net	489,472	466,049
Premises and equipment, net	3,821	3,465
Cash surrender value of life insurance policies	20,336	20,007
Accrued interest receivable	1,451	1,448
Deferred income tax asset, net	5,111	5,432
Other assets	1,569	1,657
Total assets	$601,264	$585,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$59,943	$57,891
Interest-bearing	371,758	367,202
Total deposits	431,701	425,093
Short-term borrowings	6,000	6,000
Long-term debt	50,000	38,000
Accrued expenses and other liabilities	9,392	9,801
Total liabilities	497,093	478,894

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,318,736 and 6,465,934 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	63	65
Additional paid-in capital	57,843	60,039
Retained earnings	54,199	55,103
Accumulated other comprehensive loss	(36)	(30)
Unearned restricted shares; 209,880 and 256,894 shares at March 31, 2014 and September 30, 2013, respectively	(3,399)	(4,183)
Unearned compensation - ESOP	(4,499)	(4,642)
Total stockholders’ equity	104,171	106,352
Total liabilities and stockholders’ equity	$601,264	$585,246

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,759	$4,619	$9,432	$9,472
Interest on debt securities:
Taxable	241	120	474	270
Other interest	12	26	27	44
Dividends on equity securities	14	4	18	9
Total interest and dividend income	5,026	4,769	9,951	9,795

Interest expense:
Interest on deposits	438	555	892	1,167
Interest on Federal Home Loan Bank advances	176	150	344	300
Total interest expense	614	705	1,236	1,467
Net interest and dividend income	4,412	4,064	8,715	8,328
Provision for loan losses	—	80	—	200
Net interest and dividend income, after provision for loan losses	4,412	3,984	8,715	8,128

Non-interest income:
Customer service fees	188	193	384	403
Loan servicing fees	8	6	21	14
Net gain on sales of mortgage loans	11	46	11	147
Net gain on sales of securities available-for-sale	3	—	3	—
Increase in cash surrender value of life insurance	161	181	329	343
Other income	73	62	95	73
Total non-interest income	444	488	843	980

Non-interest expense:
Salaries and employee benefits	2,655	2,403	5,265	4,729
Occupancy expense	310	249	538	478
Equipment expense	103	101	202	207
Professional fees	174	177	331	294
Advertising expense	200	108	333	237
Data processing expense	224	211	443	419
Deposit insurance expense	70	61	131	130
Other expense	260	257	513	514
Total non-interest expense	3,996	3,567	7,756	7,008
Income before income taxes	860	905	1,802	2,100
Provision for income taxes	346	360	734	874
Net income	$514	$545	$1,068	$1,226

Weighted-average shares outstanding:
Basic	5,712,699	5,894,114	5,729,763	5,935,215
Diluted	5,748,215	5,914,177	5,779,439	5,973,180

Earnings per common share:
Basic	$0.09	$0.09	$0.18	$0.20
Diluted	$0.09	$0.09	$0.18	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)

Net income	$514	$545	$1,068	$1,226

Net unrealized gain (loss) on securities available-for-sale	44	(43)	(8)	(81)
Reclassification adjustment for net securities gains realized (1)	(3)	—	(3)	—
Net unrealized gains (losses)	41	(43)	(11)	(81)
Income tax (expense) benefit	(16)	18	5	33
Other comprehensive income (loss), net of tax	25	(25)	(6)	(48)
Total comprehensive income	$539	$520	$1,062	$1,178

(1)         Reclassification adjustments are comprised of realized security gains and losses.  The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows:  the pre-tax amount is included in net gain on sales of securities available-for-sale, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended March 31, 2014 and 2013

					Accumulated
			Additional		Other	Unearned	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	ESOP	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2012	6,726,904	$67	$63,909	$55,153	$113	$(3,777)	$(4,927)	$110,538
Net income	—	—	—	1,226	—	—	—	1,226
Other comprehensive loss	—	—	—	—	(48)	—	—	(48)
Purchase and retirement of shares for stock repurchase plan	(147,200)	(1)	(2,548)	—	—	—	—	(2,549)
Restricted stock awards earned (14,085 shares)	—	—	—	—	—	436	—	436
Stock options expense	—	—	230	—	—	—	—	230
Common stock released by ESOP (7,141 shares)	—	—	50	—	—	—	71	121
Common stock held by ESOP committed to be released (7,142 shares)	—	—	56	—	—	—	71	127
Dividends paid ($0.31 per share)	—	—	—	(1,853)	—		—	(1,853)
Balance at March 31, 2013	6,579,704	$66	$61,697	$54,526	$65	$(3,341)	$(4,785)	$108,228

Balance at September 30, 2013	6,465,934	$65	$60,039	$55,103	$(30)	$(4,183)	$(4,642)	$106,352
Net income	—	—	—	1,068	—	—	—	1,068
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Purchase and retirement of Company stock	(147,198)	(2)	(2,630)	—	—	—	—	(2,632)
Restricted stock awards earned (47,014 shares)	—	—	—	—	—	784	—	784
Tax benefit of vested restricted stock awards (56,340 shares)	—	—	59	—	—	—	—	59
Stock options expense	—	—	265	—	—	—	—	265
Common stock released by ESOP (7,141 shares)	—	—	53	—	—	—	71	124
Common stock held by ESOP committed to be released (7,142 shares)	—	—	57	—	—	—	72	129
Dividends paid ($0.33 per share)	—	—	—	(1,972)	—	—	—	(1,972)
Balance at March 31, 2014	6,318,736	$63	$57,843	$54,199	$(36)	$(3,399)	$(4,499)	$104,171

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,068	$1,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	74	179
Net gain on sales of securities available-for-sale	(3)	—
Provision for loan losses	—	200
Change in net deferred loan fees costs	(163)	1
Depreciation and amortization	214	206
(Increase) decrease in accrued interest receivable	(3)	105
Income on cash surrender value of life insurance	(329)	(343)
Decrease (increase) in other assets	353	(108)
Decrease in accrued expenses and other liabilities	(401)	(2,114)
Increase in prepaid income taxes	(219)	(155)
Increase (decrease) in income taxes payable	5	(162)
Deferred income tax expense	326	—
Stock based compensation expense	1,049	666
Tax benefit of vested restricted stock awards	(59)	—
ESOP expense	253	248
Net cash provided by (used in) operating activities	2,165	(51)

Cash flows from investing activities:
Activity in securities available-for-sale:
Sales	6,003	—
Purchases	(3,849)	(3,061)
Maturities, prepayments and calls	2,496	8,676
Activity in securities held-to-maturity:
Purchases	(7,987)	—
Maturities, prepayments and calls	2,189	5,122
(Purchases) redemptions of Federal Home Loan Bank stock	(143)	239
Loan originations and principal collections, net	1,675	9,020
Purchased loans	(24,958)	(7,210)
Recoveries of loans previously charged off	23	5
Capital expenditures	(570)	(126)
Net cash (used in) provided by investing activities	(25,121)	12,665

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Six Months Ended
	March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	7,865	12,194
Term certificates	(1,257)	(147)
Short-term borrowings	—	(2,000)
Activity in long-term debt:
Proceeds from advances	20,000	4,000
Payment of advances	(8,000)	(2,000)
Common stock repurchased	(2,632)	(2,549)
Tax benefit of vested restricted stock awards	59	—
Dividends paid	(1,972)	(1,853)
Net cash provided by financing activities	14,063	7,645
Net (decrease) increase in cash and cash equivalents	(8,893)	20,259
Cash and cash equivalents at beginning of period	37,134	36,241
Cash and cash equivalents at end of period	$28,241	$56,500

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,237	$1,461
Income taxes	620	1,191

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Peoples Federal Savings Bank (the “Bank”) and Peoples Funding Corporation (“PFC”), as of March 31, 2014 (unaudited) and September 30, 2013.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three and six months ended March 31, 2014 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2013.

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

NOTE 2 — NATURE OF OPERATIONS

The Company is headquartered in Brighton, Massachusetts and operates its business from eight banking offices located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline, West Newton, Westwood and Norwood.  The Company is engaged principally in the business of providing a variety of financial services to individuals and small businesses primarily in the form of various deposit products and residential and commercial mortgage lending products.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments apply to all public entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements.  The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 4 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
March 31, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$9,616	$44	$105	$9,555
Total securities available-for-sale	$9,616	$44	$105	$9,555

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$80	$4,920
Mortgage-backed securities	32,790	153	217	32,726
Total securities held-to-maturity	$37,790	$153	$297	$37,646

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Sepember 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$8,000	$12	$25	$7,987
Mortgage-backed securities	6,275	40	77	6,238
Total securities available-for-sale	$14,275	$52	$102	$14,225

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$90	$4,910
Mortgage-backed securities	27,054	287	146	27,195
Total securities held-to-maturity	$32,054	$287	$236	$32,105

As of March 31, 2014 and September 30, 2013, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of March 31, 2014.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)

Due after 1 year through 5 years	$—	$—	$5,000	$4,920
Mortgage-backed securities	9,616	9,555	32,790	32,726
	$9,616	$9,555	$37,790	$37,646

During the three and six months ended March 31, 2014, proceeds from sales of securities available-for-sale amounted to $6,003,000 with gross realized gains of $6,000 and gross realized losses of $3,000.  During the three and six months ended March 31, 2013, there were no sales of securities available-for-sale or securities held-to-maturity.

There were no securities of issuers with an amortized cost basis or fair value that exceeded 10% of stockholders’ equity as of March 31, 2014 and September 30, 2013.

As of March 31, 2014 and September 30, 2013, securities with carrying amounts totaling $9,555,000 and $14,226,000, respectively, were pledged to secure FHLB advances.

The aggregate fair value and unrealized losses of securities that have been in a continuous loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Unaudited)
	(In thousands)
March 31, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$105	$6,944	$—	$—
	$105	$6,944	$—	$—
Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$80	$4,920	$—	$—
Mortgage-backed securities	217	16,859	—	—
	$297	$21,779	$—	$—

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$25	$3,976	$—	$—
Mortgage-backed securities	77	4,929	—	—
	$102	$8,905	$—	$—

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$90	$4,910	$—	$—
Mortgage-backed securities	146	8,388	—	—
	$236	$13,298	$—	$—

At March 31, 2014, 25 debt securities had unrealized losses for less than twelve months with aggregate depreciation of 1.4% from the amortized cost of these securities.

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

At March 31, 2014, the unrealized losses on the Company’s debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were attributable to changes in market interest rates.  These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings.  The Company does not anticipate selling any of these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis or maturity.  Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2014.

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

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	March 31, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$328,053	66.6%	$308,917	65.8%
Multi-family	71,524	14.5	68,021	14.5
Commercial real estate	56,289	11.4	60,467	12.9
Construction loans	22,970	4.7	17,148	3.7
Total mortgage loans	478,836	97.2	454,553	96.9
Consumer loans	4,653	1.0	5,359	1.1
Commercial loans	9,095	1.8	9,419	2.0
Total loans	492,584	100.0%	469,331	100.0%
Deferred loan origination costs, net	918		755
Allowance for loan losses	(4,030)		(4,037)
Loans, net	$489,472		$466,049

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

	Three and Six Months Ended March 31, 2014
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended March 31, 2014:
Balance at beginning of period	$1,979	$767	$611	$269	$78	$130	$185	$4,019
Provision (benefit) for loan losses	74	(2)	35	64	(1)	(19)	(151)	—
Recoveries of loans previously charged-off	—	—	—	—	1	15	—	16
	2,053	765	646	333	78	126	34	4,035
Loans charged-off	—	—	—	—	(5)	—	—	(5)
Balance at end of period	$2,053	$765	$646	$333	$73	$126	$34	$4,030

Six months ended March 31, 2014:
Balance at beginning of period	$1,930	$728	$719	$249	$86	$135	$190	$4,037
Provision (benefit) for loan losses	144	37	(73)	84	(11)	(25)	(156)	—
Recoveries of loans previously charged-off	—	—	—	—	7	16	—	23
	2,074	765	646	333	82	126	34	4,060
Loans charged-off	(21)	—	—	—	(9)	—	—	(30)
Balance at end of period	$2,053	$765	$646	$333	$73	$126	$34	$4,030

As of March 31, 2014:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,053	765	646	333	73	126	34	4,030
	$2,053	$765	$646	$333	$73	$126	$34	$4,030

Loans ending balances:
Individually evaluated for impairment	$—	$—	$302	$—	$—	$—		$302
Collectively evaluated for impairment	328,053	71,524	55,987	22,970	4,653	9,095		492,282
	$328,053	$71,524	$56,289	$22,970	$4,653	$9,095		$492,584

	Three and Six Months Ended March 31, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
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
	March 31, 2014
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$308	$209	$1,761	$2,278	$325,775	$328,053	$1,761
Multi-family	—	—	—	—	71,524	71,524	—
Commercial real estate	302	—	—	302	55,987	56,289	—
Construction loans	—	—	—	—	22,970	22,970	—
Total mortgage loans	610	209	1,761	2,580	476,256	478,836	1,761
Consumer loans	14	16	—	30	4,623	4,653	—
Commercial loans	41	—	—	41	9,054	9,095	—
Total	$665	$225	$1,761	$2,651	$489,933	$492,584	$1,761

	Age Analysis of Past Due Loans
	September 30, 2013
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$629	$1,846	$2,475	$306,442	$308,917	$1,846
Multi-family	—	—	—	—	68,021	68,021	—
Commercial real estate	—	—	—	—	60,467	60,467	—
Construction loans	—	—	—	—	17,148	17,148	—
Total mortgage loans	—	629	1,846	2,475	452,078	454,553	1,846
Consumer loans	26	5	—	31	5,328	5,359	—
Commercial loans	1	—	—	1	9,418	9,419	—
Total	$27	$634	$1,846	$2,507	$466,824	$469,331	$1,846

There were no loans greater than 90 days past due and still accruing at March 31, 2014 and September 30, 2013.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	March 31, 2014			September 30, 2013
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
(Unaudited)
	(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	302	302	—	303	303	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	9	9	—
	$302	$302	$—	$312	$312	$—

	Three Months Ended March 31,
	2014			2013
	Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized
	Investment	Total	Cash Basis	Investment	Total	Cash Basis
	(Unaudited)
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	473	4	—
Commercial real estate	303	5	—	1,004	—	—
Construction loans	—	—	—	40	1	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	13	—	—
	$303	$5	$—	$1,530	$5	$—

							Year Ended
	Six Months Ended March 31,						September 30,
	2014			2013			2013
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	1,113	34	—	635
Commercial real estate	303	10	—	1,275	—	—	941
Construction loans	—	—	—	22	1	—	12
Consumer loans	—	—	—	—	—	—	—
Commercial loans	1	—	—	13	1	—	12
	$304	$10	$—	$2,423	$36	$—	$1,600

At March 31, 2014 and 2013 and September 30, 2013, there were no impaired loans with a valuation allowance.  As of March 31, 2014 and 2013 and September 30, 2013, no additional funds were committed to be advanced to borrowers with impaired loans.

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

The following table sets forth information pertaining to TDRs entered into during the periods indicated:

	Six Months Ended March 31,
	2014			2013
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	—	$—	$—	1	$522	$—
Construction	—	—	—	1	79	—
	—	$—	$—	2	$601	$—

There were no loans modified as part of a TDR during the three months ended March 31, 2014 and 2013.  There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, during the three months ended March 31, 2014 and 2013.

There were no loans modified as part of a TDR during the six months ended March 31, 2014.  There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, during the six months ended March 31, 2014.

During the six months ended March 31, 2013, the Company advanced $79,000 in additional funds to complete construction on three remaining units on an existing multi-family condominium loan with an outstanding balance of $522,000.  As of March 31, 2013, both loans were paid off and all delinquent principal and interest was recovered.  There were no loans modified as a TDR within the previous 12 months that subsequently defaulted, during the six months ended March 31, 2013.

At March 31, 2014, TDRs amounted to $302,000 and consisted of an existing commercial real estate TDR loan that was modified prior to September 30, 2013.  In this case, the Company capitalized all past due interest and provided for interest only for four months.  As of March 31, 2014, the loan was accruing and performing in accordance with its modified terms and conditions.

At September 30, 2013, TDRs amounted to $303,000 and consisted of one commercial real estate loan, noted above, that was accruing and performing in accordance with its modified terms and conditions.

At March 31, 2014 and September 30, 2013, none of the allowance for loan losses was allocated to TDRs and the identification of these loans as TDRs did not have a material impact on the allowance for loan losses.  There were no commitments to lend additional funds to borrowers with troubled debt restructured loans at March 31, 2014 and September 30, 2013.

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

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	March 31, 2014
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Pass	$324,965	$71,524	$54,094	$22,970	$4,653	$8,473	$486,679
Special Mention	—	—	1,578	—	—	615	2,193
Substandard	3,088	—	617	—	—	7	3,712
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$328,053	$71,524	$56,289	$22,970	$4,653	$9,095	$492,584

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2013
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$306,055	$68,021	$57,581	$17,148	$5,359	$8,710	$462,874
Special Mention	—	—	1,657	—	—	700	2,357
Substandard	2,862	—	1,229	—	—	9	4,100
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$308,917	$68,021	$60,467	$17,148	$5,359	$9,419	$469,331

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2014 and September 30, 2013.

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

The following summarizes assets measured at fair value at March 31, 2014 and September 30, 2013:

Assets Measured at Fair Value on a Recurring Basis

	March 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)

Trading securities	$544	$—	$—	$544
Securities available-for-sale:
Mortgage-backed securities	—	9,555	—	9,555
Total assets	$544	$9,555	$—	$10,099

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Trading securities	$1,048	$—	$—	$1,048
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	7,987	—	7,987
Mortgage-backed securities	—	6,238	—	6,238
Total assets	$1,048	$14,225	$—	$15,273

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no assets or liabilities carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2014 and September 30, 2013, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the three and six months ended March 31, 2014 and 2013 and fiscal year ended September 30, 2013.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$28,241	$28,241	$—	$—	$28,241
Trading securities	544	544	—	—	544
Securities available-for-sale	9,555	—	9,555	—	9,555
Securities held-to-maturity	37,790	—	37,646	—	37,646
Federal Home Loan Bank stock	3,918	—	—	3,918	3,918
Loans, net	489,472	—	—	489,885	489,885
Accrued interest receivable	1,451	—	—	1,451	1,451

Financial liabilities:
Deposits	431,701	—	—	432,021	432,021
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	50,000	—	—	50,045	50,045

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$37,134	$37,134	$—	$—	$37,134
Trading securities	1,048	1,048	—	—	1,048
Securities available-for-sale	14,225	—	14,225	—	14,225
Securities held-to-maturity	32,054	—	32,105	—	32,105
Federal Home Loan Bank stock	3,775	—	—	3,775	3,775
Loans, net	466,049	—	—	466,899	466,899
Accrued interest receivable	1,448	—	—	1,448	1,448

Financial liabilities:
Deposits	425,093	—	—	425,536	425,536
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	38,000	—	—	38,168	38,168

NOTE 7 — EARNINGS PER SHARE

The Company defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing Earnings Per Share (“EPS”) using the two-class method.  The two-class method is an earnings allocation formula that determines EPS for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings.  Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.  Earnings per common share is calculated by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the period.  Basic EPS excludes dilution and is computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table sets forth the computation of EPS (basic and diluted) for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$514	$545	$1,068	$1,226
Less: Undistributed earnings allocated to participating securities	(20)	(20)	(42)	(46)
Net income allocated to common stock	$494	$525	$1,026	$1,180

Average number of common shares issued	6,394,966	6,604,861	6,427,527	6,656,694
Less: Average unallocated ESOP shares	(456,977)	(485,543)	(460,588)	(489,154)
Less: Average unvested restricted stock awards	(225,290)	(225,204)	(237,176)	(232,325)
Average number of common shares outstanding used to calculate basic earnings per common share	5,712,699	5,894,114	5,729,763	5,935,215
Add: Dilutive effect of unvested restricted stock awards	35,516	20,063	49,676	37,965
Average number of common shares outstanding used to calculate diluted earnings per common share	5,748,215	5,914,177	5,779,439	5,973,180

Earnings per common share (basic and diluted)	$0.09	$0.09	$0.18	$0.20

For the three and six months ended March 31, 2014 and 2013, stock options to purchase 642,735 and 584,480 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

Compensation expense recognized in connection with the ESOP for the three and six months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)

ESOP expense	$129	$127	$253	$248

Shares held by the ESOP trust were as follows:

	March 31,	September 30,
	2014	2013
	(Unaudited)
Allocated	111,887	83,321
Committed to be released	7,142	21,425
Unallocated	449,914	464,197
	568,943	568,943

The fair value of the unallocated shares was $8,181,000 and $8,460,000 at March 31, 2014 and September 30, 2013, respectively.

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

The following is a summary of stock options and activity under the Stock Plan for the six months ended March 31, 2014:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(Unaudited)
(In thousands)
Outstanding at beginning of period	642,735	$15.74	8.5	$2,213
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	642,735	$15.74	8.0	$2,091

Exercisable at end of period	233,792	$15.47	7.9	$568

For the three months ended March 31, 2014 and 2013, the share-based compensation expense applicable to the stock options was $132,000 and $115,000, respectively, and the recognized tax benefit related to this expense was $35,000 and $20,000, respectively.

For the six months ended March 31, 2014 and 2013, the share-based compensation expense applicable to the stock options was $265,000 and $230,000, respectively, and the recognized tax benefit related to this expense was $69,000 and $40,000, respectively.

As of March 31, 2014 and September 30, 2013, the unrecognized share-based compensation expense related to the non-vested stock options was $1.4 million and $1.7 million, respectively.  As of March 31, 2014, this amount is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards and Restricted Stock Unit Awards

Under the Company’s Stock Plan, the Company may issue shares of its common stock as restricted stock awards or restricted stock unit awards to its directors and employees.  The maximum number of shares that may be issued under the Stock Plan as restricted stock awards or restricted stock unit awards is 357,075 shares.  A restricted stock award is a grant of shares of Company common stock for no consideration, subject to a vesting schedule or the satisfaction of market conditions or performance conditions.  A restricted stock unit award is similar, except no shares are actually granted on the grant date.  The Company may issue the shares or purchase the shares of its common stock through open market transactions or negotiated block transactions.  Shares issued upon vesting may be either authorized but unissued or reacquired shares held by the Company.  Any shares not issued because vesting requirements are not met will again be available for issuance under the Stock Plan.  The fair market value of shares awarded is based on market price at the date of grant and is recorded as unearned compensation and amortized over the applicable vesting period.  There are no further shares available for grant under the Stock Plan.

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

The following table presents the status of non-vested restricted stock awards under the Stock Plan for the six months ended March 31, 2014:

		Weighted
		Average
	Number	Grant-date
	of Shares	Fair Value
	(Unaudited)
Non-vested restricted stock awards at beginning of period	300,735	$16.23
Restricted shares granted	—	—
Shares vested	(56,340)	15.47
Forfeited	—	—
Non-vested restricted stock awards at end of period	244,395	$16.40

For the three months ended March 31, 2014 and 2013, the share-based compensation expense applicable to the non-vested restricted stock awards was $392,000 and $218,000, respectively, and the recognized tax benefit related to this expense was $156,000 and $87,000, respectively.

For the six months ended March 31, 2014 and 2013, the share-based compensation expense applicable to the non-vested restricted stock awards was $784,000 and $436,000, respectively, and the recognized tax benefit related to this expense was $313,000 and $174,000, respectively.

As of March 31, 2014 and September 30, 2013, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $3.4 million and $4.2 million, respectively.  As of March 31, 2014, this amount is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Unit Awards

As of March 31, 2014, there were no restricted stock unit awards granted under the Stock Plan.

NOTE 9 — DIVIDEND DECLARED

On April 16, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock.  The dividend is payable to stockholders of record as of May 2, 2014 and is expected to be paid on May 16, 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2014 (unaudited) and September 30, 2013 and results of operations for the three and six months ended March 31, 2014 and 2013 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of results for the fiscal year ending September 30, 2014.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2014 (Unaudited) and September 30, 2013

At March 31, 2014, our total assets were $601.3 million, an increase of $16.1 million, or 2.8%, from our total assets of $585.2 million at September 30, 2013.  Loans, net increased $23.5 million, or 5.0%, to $489.5 million at March 31, 2014 from $466.0 million at September 30, 2013.  Securities increased to $47.3 million at March 31, 2014 from $46.3 million at September 30, 2013, due primarily to purchases of $11.8 million, offset primarily by sales of $6.0 million and maturities/calls and principal pay-downs of $4.8 million.  At March 31, 2014, cash and cash equivalents totaled $28.2 million as compared to $37.1 million at September 30, 2013, representing an $8.9 million decrease, or 24.0%.  The decrease was mainly due to the purchase of loans and securities and maturities of Federal Home Loan Bank (“FHLB”) advances, offset by security sales/maturities/prepayments/calls, increase in deposits, FHLB advances and loan payments in excess of loan originations.

Deposits increased $6.6 million, or 1.6%, to $431.7 million at March 31, 2014 from $425.1 million at September 30, 2013.  The increase resulted from increases in NOWs to $41.8 million from $38.6 million, money market deposits to $152.8 million from $150.5 million, demand deposits to $59.9 million from $57.9 million and savings to $57.6 million from $57.3 million at March 31, 2014 and September 30, 2013, respectively.  The increases were offset by decreases in term certificates to $119.6 million from $120.8 million at March 31, 2014 and September 30, 2013, respectively.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	March 31, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$59,943	13.9%	$57,891	13.6%
NOW deposits	41,788	9.7	38,625	9.1
Money market deposits	152,776	35.4	150,439	35.4
Savings	57,623	13.3	57,310	13.5
Total non-certificate accounts	312,130	72.3	304,265	71.6
Term certificates	119,571	27.7	120,828	28.4
Total deposits	$431,701	100.0%	$425,093	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	March 31, 2014		September 30, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$86,737	0.78%	$88,385	0.82%
Over 1 year to 2 years	20,402	1.04	20,458	1.17
Over 2 years to 3 years	6,443	1.37	3,743	1.13
Over 3 years to 4 years	3,155	1.61	6,036	1.67
Over 4 years to 5 years	2,834	1.34	2,206	1.37
	$119,571	0.89%	$120,828	0.94%

Borrowings, consisting of short-term and long-term FHLB advances, increased to $56.0 million at March 31, 2014 as compared to $44.0 million as of September 30, 2013.  During the six months ended March 31, 2014, the Company repaid maturing short-term and long-term advances totaling $22.0 million with a weighted average rate of 1.18% and borrowed $34.0 million of short-term and long-term advances with a weighted average rate of 0.85% to maintain liquidity and extend the average maturity of the portfolio of borrowed funds.

The following table sets forth the weighted average rate by type for the Company’s FHLB advances at the dates indicated:

	March 31, 2014		September 30, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Federal Home Loan Bank advances:
Short-term	$6,000	0.34%	$6,000	0.36%
Long-term	50,000	1.37	38,000	1.73
	$56,000	1.26%	$44,000	1.54%

Total equity decreased to $104.2 million at March 31, 2014 from $106.4 million at September 30, 2013.  The decrease resulted primarily due to dividends paid on the Company’s common stock of $2.0 million and the purchase and retirement of 147,198 shares of the Company’s common stock totaling $2.6 million in the open market at an average price of $17.88 per share.  The decrease was offset in part by net income of $1.1 million, the increase in additional paid-in capital related to stock based compensation of $1.1 million and common stock released and committed to be released by the ESOP of $253,000 for the six months ended March 31, 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013 (Unaudited)

General.  We recorded net income of $514,000 for the three months ended March 31, 2014 compared to net income of $545,000 for the three months ended March 31, 2013.  Net interest and dividend income increased to $4.4 million for the three months ended March 31, 2014 compared to $4.1 million for the three months ended March 31, 2013.  No provision for loan losses was made for the three months ended March 31, 2014 compared to $80,000 for the same period ended March 31, 2013.  Non-interest income decreased to $444,000 for the quarter ended March 31, 2014 from $488,000 for the comparable 2013 period.  Non-interest expense increased to $4.0 million for the three month period ended March 31, 2014 compared to $3.6 million for the three months ended March 31, 2013.

Total Interest and Dividend Income.  Total interest and dividend income increased to $5.0 million for the three months ended March 31, 2014 compared to $4.8 million for the three months ended March 31, 2013.  Average interest-earning assets increased to $556.9 million for the 2014 period compared to $539.8 million for the 2013 period and the average yield on interest-earning assets increased to 3.61% from 3.53% during the comparable periods.  The increase in average balances and average yields on taxable securities and FHLB stock was offset slightly by the decrease in yields on loans.  The current interest rate environment contributed to the downward re-pricing of a portion of our existing adjustable rate assets and lower rates on newer interest earning assets.

Interest income on loans increased to $4.8 million for the three months ended March 31, 2014 as compared to $4.6 million for the three months ended March 31, 2013.  The average balance of our loans increased for the three month period ended March 31, 2014 to $482.4 million from $449.5 million for the period ended March 31, 2013.  The average yield on loans decreased to 3.95% from 4.11%, reflecting decreases in interest rates on our adjustable-rate loan products, as well as lower rates on newly originated loans based on the current interest rate environment.  Interest income on taxable securities increased to $241,000 for the three months ended March 31, 2014 from $120,000 for the three months ended March

31, 2013, reflecting the increase in the average balance of such securities to $46.5 million from $35.6 million.  Additionally, the average yield on such securities increased to 2.07% for the quarter ended March 31, 2014 from 1.35% for the quarter ended March 31, 2013, as current security purchases carried a higher yield.

Total Interest Expense. Total interest expense decreased $91,000, or 12.9%, to $614,000 for the three months ended March 31, 2014 from $705,000 for the three months ended March 31, 2013.  The decrease reflected a decrease in the average rate paid on interest-bearing liabilities in the 2014 period to 0.58%, compared to an average rate paid of 0.69% in the comparable 2013 period.  Total deposits average balance and average rate decreased to $369.2 million and 47 basis points, respectively for the quarter ended March 31, 2014 from total deposits average balance and average rate of $376.0 million and 59 basis points for the quarter ended March 31, 2013.  The average rate paid on FHLB advances decreased to 1.29% for the period ended March 31, 2014 from 1.82% for the comparable 2013 period more than offsetting the increase in the average balance on FHLB advances to $54.6 million for the 2014 quarter from $32.9 million during the comparable 2013 quarter.

Interest expense on term certificates decreased to $264,000 for the three months ended March 31, 2014 from $329,000 for the three months ended March 31, 2013, as the average balance on term certificates decreased to $119.6 million from $129.1 million, and the average rate paid on term certificates decreased to 0.88% for the quarter ended March 31, 2014 from 1.02% for the quarter ended March 31, 2013.  The decrease in the average balance of our term certificates resulted primarily from our customers choosing other more liquid deposit products.  Interest expense on money market accounts decreased to $154,000 for the quarter ended March 31, 2014 from $200,000 for the quarter ended March 31, 2013, a decrease of $46,000, or 23.0%, as the average cost of money markets accounts decreased to 0.40% for the quarter ended March 31, 2014 from 0.51% for the quarter ended March 31, 2013, reflecting lower market rates.  The average balance of these accounts declined to $152.5 million during the quarter ended March 31, 2014 as compared to $155.6 million during the quarter ended March 31, 2013.  Interest expense on borrowings, which consisted solely of advances from the Federal Home Loan Bank of Boston, was $176,000 for the quarter ended March 31, 2014 and $150,000 for the comparable 2013 period.  The increase resulted from a $21.7 million increase in the average balance of these advances, offset in part by a 53 basis points decrease in the average cost of the borrowings to 1.29% for the quarter ended March 31, 2014 from 1.82% for the comparable 2013 quarter.

Net Interest and Dividend Income.  Net interest and dividend income increased to $4.4 million for the quarter ended March 31, 2014 compared to $4.1 million for the quarter ended March 31, 2013.  Net interest and dividend income for the quarter ended March 31, 2014 was impacted by lower market interest rates on our loan portfolio, higher market rates on our securities portfolio and the change in the overall mix of our interest-earning assets.  The increase in interest income from loan growth during the period offset by the increase in interest expense, due to the increase in the average balance of our deposits and borrowings, resulted in an increase on net interest and dividend income.  The Company’s net interest rate spread and net interest margin both increased period to period.  The net interest rate spread and net interest margin were 3.03% and 3.17%, respectively, for the quarter ended March 31, 2014, compared to 2.84% and 3.01%, respectively, for the comparable 2013 quarter.  The ratio of our average interest-earning assets to average interest-bearing liabilities was down slightly to 1.31x for the quarter ended March 31, 2014 from 1.32x for the comparable 2013 period.

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

Based on the above factors, we did not record a provision for loan losses for the three months ended March 31, 2014, as compared to an $80,000 provision for loan losses for the three months ended March 31, 2013.  The allowance for loan losses was $4.0 million, or 0.8% of total loans, at March 31, 2014 and September 30, 2013 and $4.1 million, or 0.9% of total loans, at March 31, 2013.  Total non-performing assets were $2.1 million at March 31, 2014 and September 30, 2013.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended March 31, 2014 and 2013.

Total Non-interest Income.   Total non-interest income decreased to $444,000 for the three months ended March 31, 2014 from $488,000 for the three months ended March 31, 2013.  The decrease was due primarily to a decrease in net gain on sales of mortgage loans of $35,000 to $11,000 for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 as the Company sold fewer loans during the 2014 quarter.  In addition, customer service fees decreased $5,000 to $188,000 from $193,000 and the income derived from life insurance policies decreased to $161,000 from $181,000.   These decreases were slightly offset by increases in other income which increased to $73,000 from $62,000, the increase in loan servicing fees which increased to $8,000 from $6,000 and the net gain on the sale of securities available-for-sale which increased $3,000 for the quarter ended March 31, 2014.  There were no sales of securities for the quarter ended March 31, 2013.

Total Non-interest Expense.  Total non-interest expense increased to $4.0 million for the three months ended March 31, 2014 compared to $3.6 million for the three months ended March 31, 2013.  Salaries and employee benefits increased to $2.7 million from $2.4 million, respectively, for the comparable three months ended March 31, 2014 and 2013.  The increase was due to normal salary increases, increased equity incentive plan expense and additional staffing needed for the Company’s new Westwood branch that opened in January 2014.  In addition, occupancy expense increased to $310,000 from $249,000, advertising expense increased to $200,000 from $108,000, data processing expense increased to $224,000 from $211,000, deposit insurance expense increased to $70,000 from $61,000, equipment expense increased to $103,000 from $101,000 and other expense increased to $260,000 from $257,000.  These increases were partially offset by a decrease in professional fees which decreased to $174,000 from $177,000, and for the 2014 and 2013 comparable quarter end periods.

Provision for Income Taxes.  The provision for income taxes was $346,000 for the three months ended March 31, 2014 compared to $360,000 for the three months ended March 31, 2013.  Pre-tax income for the three months ended March 31, 2014 was $860,000 compared to $905,000 for the comparable period ended March 31, 2013.  Our effective tax rate was 40.2% for the three months ended March 31, 2014 compared to 39.8% for the three months ended March 31, 2013.  The Company made a provision of $10,000 during the March 2014 quarter to the valuation allowance on the deferred tax asset related to the charitable contribution made to Peoples Federal Savings Bank Charitable Foundation in 2010.  A valuation allowance is established against deferred tax assets when, based upon the available evidence, including historical and projected taxable income, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

Comparison of Operating Results for the Six Months Ended March 31, 2014 and 2013 (Unaudited)

General.  We recorded net income of $1.1 million for the six months ended March 31, 2014 compared to net income of $1.2 million for the six months ended March 31, 2013.  Net interest and dividend income increased period over period to $8.7 million from $8.3 million, non-interest income decreased $137,000 to $843,000 for the six months ended March 31, 2014 from $980,000 for the six months ended March 31, 2013 and non-interest expense increased to $7.8 million for the six months ended March 31, 2014 from $7.0 million for the six months ended March 31, 2013.

Total Interest and Dividend Income.  Total interest and dividend income increased to $10.0 million for the six months ended March 31, 2014 from $9.8 million for the six months ended March 31, 2013.  Average interest-earning assets increased to $552.2 million for the 2014 period from $536.8 million for the 2013 period; however, the average yield on interest-earning assets decreased 5 basis points to 3.60% from 3.65% during the comparable periods.  The current interest rate environment contributed to the downward re-pricing of a portion of our existing adjustable rate assets and lower rates on newer interest earning assets.

Interest income on loans decreased to $9.4 million for the six months ended March 31, 2014 from $9.5 million for the six months ended March 31, 2013, as the average balance of our loans increased to $474.8 million from $451.1 million, however, the average yield on loans decreased to 3.97% from 4.20%.  The decrease in average yield on our loan portfolio reflected the impact of decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $474,000 for the six months ended March 31, 2014 from $270,000 for the six months ended March 31, 2013, reflecting the increase in the average balance of such securities to $47.8 million from $38.9 million.  The average yield on such securities increased to 1.98% for the six months ended March 31, 2014 from 1.39% for the same period in 2013.

Total Interest Expense.  Total interest expense decreased to $1.2 million for the six months ended March 31, 2014 from $1.5 million for the six months ended March 31, 2013.  The decrease reflected a 13 basis point decrease in the average rate paid on deposits and borrowings during the 2014 period of 0.59%, compared to an average rate paid of 0.72% in the comparable 2013 period, offset by an increase of $12.2 million in the average balance of such deposits and borrowings to $417.2 million for the 2014 period from $405.0 million during the comparable 2013 period.

Interest expense on money market accounts decreased to $309,000 for the six months ended March 31, 2014 from $435,000 for the six months ended March 31, 2013, a decrease of $126,000, or 29.0%, reflecting a decrease in average costs on these accounts to 0.41% for the six months ended March 31, 2014 from 0.56% for the comparable 2013 period.  The average balance of these accounts decreased to $151.5 million for the six months ended March 31, 2014 as compared to $154.3 million for the March 31, 2013 period.  Interest expense on term certificates decreased to $542,000 for the six months ended March 31, 2014 from $681,000 for the six months ended March 31, 2013, as the average balance of such term certificates decreased to $119.1 million from $128.4 million, and the average rate paid on these certificates decreased to 0.91% for the six months ended March 31, 2014 from 1.06% for the six months ended March 31, 2013.  The decrease in average balances of our money market and term certificate accounts resulted primarily from our customers reacting to the continued decline in rates paid on those accounts.  The decrease in the average rate paid on our deposit products reflects lower market interest rates.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $344,000 for the six months ended March 31, 2014 compared to $300,000 for the six months ended March 31, 2013, due to higher average balances offset by lower rates paid on such borrowings.

Net Interest and Dividend Income.  Net interest and dividend income increased to $8.7 million for the six months ended March 31, 2014 from $8.3 million for the six months ended March 31, 2013 resulting primarily from the impact of lower market interest rates on our loan portfolio, offset in part, by the increase in the average balance of our income-earning assets, including net loans, over the comparable periods.  While net loans increased for the six months ended March 31, 2014 compared to March 31, 2013, refinancing activity within the portfolio caused the average rate on those loans to decline to 3.97% for the period ended March 31, 2014 from 4.20% for the period ended March 31, 2013.  Our interest rate spread and net interest margin both increased period to period.  The interest rate spread and net interest margin were 3.01% and 3.16%, respectively, during the six months ended March 31, 2014 compared to 2.93% and 3.10%, respectively, for the six months ended March 31, 2013.  Additionally, the ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 1.32x during the six months ended March 31, 2014 from 1.33x during the six months ended March 31, 2013.  The increase in our interest rate spread and net interest margin reflect lower deposit costs and an increase in loans and investments average balances.

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

Based on the above factors, we did not record a provision for loan losses for the six months ended March 31, 2014 compared to a $200,000 provision for the six months ended March 31, 2013.  The allowance for loan losses was $4.0 million and $4.1 million, respectively, at March 31, 2014 and 2013.  The allowance for loan losses to total loans was 0.8% and 0.9%, respectively, for the periods ended March 31, 2014 and 2013.  Non-performing assets totaled $2.1 million or 0.3% of total assets, at March 31, 2014, as compared to $2.1 million, or 0.4% of total assets, at September 30, 2013.  Classified assets decreased during the six months ended March 31, 2014 to $3.7 million as compared to $4.1 million as of September 30, 2013.  The decrease in classified assets is primarily due to a reduction in classifications in the commercial real estate class of our mortgage loans segment to $617,000 at March 31, 2014 from $1.2 million at September 30, 2013.  This decrease was partially offset by an increase in classifications in the one-to four-family loan class of our mortgage loans segment to $3.1 million at March 31, 2014 from $2.9 million at September 30, 2013.

We used the same methodology in assessing the allowance for both the six months ended March 31, 2014 and March 31, 2013.  We considered the qualitative factors including current loan delinquency trends, loan classification trends and the greater Boston real estate market and their impact on our loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the six months ended March 31, 2014.

Total Non-interest Income.  Total non-interest income decreased to $843,000 for the six months ended March 31, 2014 from $980,000 for the six months ended March 31, 2013.  The decrease was due primarily to the decrease in net gains on sales of mortgage loans of $136,000 to $11,000 from $147,000, the decrease in customer service fees to $384,000 from $403,000, and the decrease in income from the cash surrender value of life insurance to $329,000 from $343,000.  The decreases were offset, in part, by increases in loan servicing fees to $21,000 from $14,000, the increase in other income to $95,000 from $73,000 and the increase in the net gain on sales of securities available-for-sale to $3,000.  There were no sales of securities during the quarter ended March 31, 2013.

Total Non-interest Expense.  Total non-interest expense increased to $7.8 million for the six months period ended March 31, 2014 from $7.0 million for the six months period ended March 31, 2013.  The increase in non-interest expense was primarily attributed to increase in salaries and employee benefits (which increased to $5.3 million from $4.7 million), occupancy expense (which increased to $538,000 from $478,000), advertising expense (which increased to $333,000 from $237,000), professional fees (which increased to $331,000 from $294,000), data processing expense (which increased to $443,000 from $419,000) and FDIC insurance premiums (which increased to $131,000 from $130,000).  The increases were offset in part by decreases in equipment expense (which decreased to $202,000 from $207,000) and other expense (which decreased to $513,000 from $514,000).  The increase in non-interest expense is related in part to normal salary increases, increased equity incentive plan expense and additional staffing needed for the Company’s new Westwood branch that opened in January 2014, as well as other costs related to operation as a public company.

Provision for Income Taxes.  The provision for income taxes was $734,000 for the six months ended March 31, 2014 compared to $874,000 for the six months ended March 31, 2013, reflecting pre-tax income in the 2014 period of $1.8 million compared to pre-tax income of $2.1 million for the comparable 2013 period.  Our effective tax rate was 40.7% for the six months ended March 31, 2014 compared to 41.6% for the six months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014				2013
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$482,360		$4,759	3.95%	$449,549		$4,619	4.11%
Taxable securities (3)	46,492		241	2.07	35,566		120	1.35
Other interest-earning assets	24,096		12	0.20	50,678		26	0.21
FHLB stock	3,904		14	1.43	3,958		4	0.40
Total interest-earning assets	556,852		5,026	3.61	539,751		4,769	3.53
Non-interest-earning assets	36,592				36,427
Total assets	$593,444				$576,178

Interest-bearing liabilities:
Deposits:
Savings	$56,470		14	0.10	$53,538		20	0.15
Money market accounts	152,485		154	0.40	155,630		200	0.51
NOW accounts	40,565		6	0.06	37,683		6	0.06
Term certificates	119,639		264	0.88	129,105		329	1.02
Total deposits	369,159		438	0.47	375,956		555	0.59
FHLB advances	54,556		176	1.29	32,911		150	1.82
Total interest-bearing liabilities	423,715		614	0.58	408,867		705	0.69
Demand deposits	55,844				49,945
Other non-interest-bearing liabilities	8,846				9,088
Total non-interest-bearing liabilities	64,690				59,033
Total liabilities	488,405				467,900
Stockholders’ equity	105,039				108,278
Total liabilities and stockholders’ equity	$593,444				$576,178

Net interest income			$4,412				$4,064
Net interest rate spread (4)				3.03%				2.84%
Net interest-earning assets (5)	$133,137				$130,884
Net interest margin (6)				3.17%				3.01%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31	x			1.32	x

(1)         Yields are annualized.

(2)         Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(3)         Average balances are presented at average amortized cost.

(4)         Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)         Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(6)         Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended March 31,
	2014				2013
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$474,751		$9,432	3.97%	$451,068		$9,472	4.20%
Taxable securities (3)	47,823		474	1.98	38,850		270	1.39
Other interest-earning assets	25,774		27	0.21	42,874		44	0.21
FHLB stock	3,838		18	0.94	3,986		9	0.45
Total interest-earning assets	552,186		9,951	3.60	536,778		9,795	3.65
Non-interest-earning assets	36,195				37,108
Total assets	$588,381				$573,886

Interest-bearing liabilities:
Deposits:
Savings	$56,416		28	0.10	$52,161		39	0.15
Money market accounts	151,479		309	0.41	154,320		435	0.56
NOW accounts	40,812		13	0.06	37,381		12	0.06
Term certificates	119,143		542	0.91	128,426		681	1.06
Total deposits	367,850		892	0.48	372,288		1,167	0.63
FHLB advances	49,385		344	1.39	32,681		300	1.84
Total interest-bearing liabilities	417,235		1,236	0.59	404,969		1,467	0.72
Demand deposits	55,930				50,299
Other non-interest-bearing liabilities	9,714				9,367
Total non-interest-bearing liabilities	65,644				59,666
Total liabilities	482,879				464,635
Stockholders’ equity	105,502				109,251
Total liabilities and stockholders’ equity	$588,381				$573,886

Net interest income			$8,715				$8,328
Net interest rate spread (4)				3.01%				2.93%
Net interest-earning assets (5)	$134,951				$131,809
Net interest margin (6)				3.16%				3.10%
Ratio of interest-earning assets to total interest-bearing liabilities	1.32	x			1.33	x

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

	Three Months Ended March 31,
	2014 vs. 2013
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$337	$(197)	$140
Taxable securities (2)	37	84	121
Other interest-earning assets	(14)	—	(14)
FHLB stock	—	10	10
Total interest-earning assets	360	(103)	257

Interest-bearing liabilities:
Deposits:
Savings	1	(7)	(6)
Money market accounts	(4)	(42)	(46)
NOW accounts	—	—	—
Term certificates	(24)	(41)	(65)
Total deposits	(27)	(90)	(117)
FHLB advances	99	(73)	26
Total interest-bearing liabilities	72	(163)	(91)
Increase (decrease) in net interest income	$288	$60	$348

(1)              Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)              Average balances are presented at average amortized cost.

	Six Months Ended March 31,
	2014 vs. 2013
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$498	$(538)	$(40)
Taxable securities (2)	62	142	204
Other interest-earning assets	(18)	1	(17)
FHLB stock	—	9	9
Total interest-earning assets	542	(386)	156

Interest-bearing liabilities:
Deposits:
Savings	3	(14)	(11)
Money market accounts	(8)	(118)	(126)
NOW accounts	1	—	1
Term certificates	(49)	(90)	(139)
Total deposits	(53)	(222)	(275)
FHLB advances	153	(109)	44
Total interest-bearing liabilities	100	(331)	(231)
Increase (decrease) in net interest income	$442	$(55)	$387

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2014, cash and cash equivalents totaled $28.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $9.6 million.  Additionally, at March 31, 2014, the Company had $56.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $72.0 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At March 31, 2014, we had $43.3 million in loan commitments and standby letters of credit outstanding, which consisted of $3.5 million in commitments to originate loans, $10.9 million of unadvanced construction commitments, $7.7 million of commercial real estate lines of credit commitments, $15.7 million of home equity lines of credit commitments, $642,000 of consumer loan commitments, $4.8 million of commercial loan commitments and $66,000 of outstanding standby letters of credit.  Term certificates due within one year as of March 31, 2014 totaled $86.7 million, or 72.5% of total term certificates.  We believe this percentage of term certificates that mature within one year reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of March 31, 2014.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2014
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Commitments to originate loans	$3,453	$—	$—	$—	$3,453
Unadvanced portions of loans:
Construction loans	4,604	6,289	—	—	10,893
Commercial real estate lines of credit	—	200	—	7,522	7,722
Home equity lines of credit	200	695	164	14,673	15,732
Consumer	—	—	—	642	642
Commercial	1,400	690	—	2,686	4,776
Standby letters of credit	66	—	—	—	66
Total	$9,723	$7,874	$164	$25,523	$43,284

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	March 31, 2014
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$12,000	$26,000	$18,000	$—	$56,000
Operating leases	200	325	262	441	1,228
Total contractual obligations	$12,200	$26,325	$18,262	$441	$57,228

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2014 and September 30, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2014 (Unaudited):
Total Capital (to Risk Weighted Assets)	$94,294	24.48%	$30,815	8.0%	$38,519	10.0%
Tier 1 Capital (to Risk Weighted Assets)	90,264	23.43	15,407	4.0	23,111	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	90,264	15.04	24,009	4.0	30,011	5.0

September 30, 2013:
Total Capital (to Risk Weighted Assets)	$92,122	24.83%	$29,677	8.0%	$37,097	10.0%
Tier 1 Capital (to Risk Weighted Assets)	88,085	23.74	14,839	4.0	22,258	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	88,085	15.08	23,369	4.0	29,212	5.0

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

For the quarter ended March 31, 2014, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of March 31, 2014, the estimated changes in the Bank’s net interest income that would result.

		Economic Value of Equity (2)		Net Interest Income
Changes in		Estimated Increase		Estimated Net	Estimated Increase
Interest Rates	Estimated	(Decrease)		Interest	(Decrease)
(basis points)(1)	EVE (2)	Amount	Percent	Income	Amount	Percent
	(Unaudited)
	(Dollars in thousands)

+300bp	82,818	$(30,332)	(26.8)%	$16,800	$(1,433)	(7.9)%
+200bp	96,046	(17,104)	(15.1)%	17,806	(427)	(2.3)%
+100bp	106,153	(6,997)	(6.2)%	18,222	(11)	(0.1)%
0bp	113,150	—	—%	18,233	—	—%
-100bp	120,068	6,918	6.1%	17,564	(669)	(3.7)%

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At March 31, 2014, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, its President, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of March 31, 2014.  Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the three and six months ended March 31, 2014, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed December 13, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

At March 31, 2014, total repurchases under the repurchase program were 1,176,739 shares at an average price of $16.10.  During the quarter ended March 31, 2014, the Company purchased 109,491 shares at an average price of $17.98 as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
	(Unaudited)
January 1-31, 2014	25,017	$17.90	25,017	263,672

February 1-28, 2014	11,000	$17.92	11,000	252,672

March 1-31, 2014	73,474	$18.02	73,474	179,198
Total	109,491	$17.98	109,491

In addition, on February 21, 2014, the Company repurchased 3,100 shares of Company stock at $18.09 per share in connection with restricted stock awards.

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

PEOPLES FEDERAL BANCSHARES, INC.

Date: May 8, 2014	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date: May 8, 2014	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer