Form 10-Q
period 2014-06-30
Peoples Federal Bancshares, Inc.
filed 2014-08-08
CIK 1485964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of registrant’s common stock; $0.01 par value, at July 31, 2014: 6,241,436

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$4,197	$4,047
Interest-bearing demand deposits with other banks	22,550	30,906
Federal funds sold	184	79
Federal Home Loan Bank - overnight deposit	1,502	2,102
Total cash and cash equivalents	28,433	37,134
Securities available-for-sale	9,298	14,225
Securities held-to-maturity (fair values of $38,782 and $32,105)	38,557	32,054
Federal Home Loan Bank stock (at cost)	4,252	3,775
Loans	497,408	470,086
Allowance for loan losses	(4,023)	(4,037)
Loans, net	493,385	466,049
Premises and equipment, net	3,736	3,465
Cash surrender value of life insurance policies	20,486	20,007
Accrued interest receivable	1,496	1,448
Deferred income tax asset, net	5,064	5,432
Other assets	1,494	1,657
Total assets	$606,201	$585,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$58,656	$57,891
Interest-bearing	375,887	367,202
Total deposits	434,543	425,093
Short-term borrowings	2,000	6,000
Long-term debt	57,000	38,000
Accrued expenses and other liabilities	8,931	9,801
Total liabilities	502,474	478,894

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,241,436 and 6,465,934 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	62	65
Additional paid-in capital	56,633	60,039
Retained earnings	54,447	55,103
Accumulated other comprehensive income (loss)	19	(30)
Unearned restricted shares; 186,373 and 256,894 shares at June 30, 2014 and September 30, 2013, respectively	(3,006)	(4,183)
Unearned compensation - ESOP	(4,428)	(4,642)
Total stockholders’ equity	103,727	106,352
Total liabilities and stockholders’ equity	$606,201	$585,246

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,831	$4,644	$14,263	$14,116
Interest on debt securities:
Taxable	249	147	723	417
Other interest	13	26	40	70
Dividends on equity securities	14	3	32	12
Total interest and dividend income	5,107	4,820	15,058	14,615

Interest expense:
Interest on deposits	448	501	1,340	1,668
Interest on Federal Home Loan Bank advances	189	152	533	452
Total interest expense	637	653	1,873	2,120
Net interest and dividend income	4,470	4,167	13,185	12,495
Provision for loan losses	—	—	—	200
Net interest and dividend income, after provision for loan losses	4,470	4,167	13,185	12,295

Non-interest income:
Customer service fees	194	213	578	616
Loan servicing fees	9	16	30	30
Net gain on sales of mortgage loans	—	42	11	189
Net gain on sales of securities available-for-sale	—	—	3	—
Increase in cash surrender value of life insurance	150	143	479	486
Other income	23	58	118	131
Total non-interest income	376	472	1,219	1,452

Non-interest expense:
Salaries and employee benefits	2,602	2,444	7,867	7,173
Occupancy expense	272	241	810	719
Equipment expense	122	87	324	294
Professional fees	192	104	523	398
Advertising expense	174	142	507	379
Data processing expense	227	218	670	637
Deposit insurance expense	70	81	201	211
Other expense	269	254	782	768
Total non-interest expense	3,928	3,571	11,684	10,579
Income before income taxes	918	1,068	2,720	3,168
Provision for income taxes	379	470	1,113	1,344
Net income	$539	$598	$1,607	$1,824

Weighted-average shares outstanding:
Basic	5,611,087	5,869,813	5,690,205	5,913,414
Diluted	5,678,343	5,905,052	5,745,742	5,950,470

Earnings per common share:
Basic	$0.09	$0.10	$0.27	$0.30
Diluted	$0.09	$0.10	$0.27	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)

Net income	$539	$598	$1,607	$1,824

Net unrealized gain (loss) on securities available-for-sale	92	(205)	84	(286)
Reclassification adjustment for net securities gains realized (1)	—	—	(3)	—
Net unrealized gains (losses)	92	(205)	81	(286)
Income tax (expense) benefit	(37)	82	(32)	115
Other comprehensive income (loss), net of tax	55	(123)	49	(171)
Total comprehensive income	$594	$475	$1,656	$1,653

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended June 30, 2014 and 2013

					Accumulated
			Additional		Other	Unearned	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	ESOP	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2012	6,726,904	$67	$63,909	$55,153	$113	$(3,777)	$(4,927)	$110,538
Net income	—	—	—	1,824	—	—	—	1,824
Other comprehensive loss	—	—	—	—	(171)	—	—	(171)
Purchase and retirement of shares for stock repurchase plan	(253,900)	(2)	(4,506)	—	—	—	—	(4,508)
Restricted stock awards earned (42,255 shares)	—	—	—	—	—	654	—	654
Stock options expense	—	—	346	—	—	—	—	346
Common stock released by ESOP (7,141 shares)	—	—	50	—	—	—	71	121
Common stock held by ESOP committed to be released (14,283 shares)	—	—	116	—	—	—	143	259
Dividends paid ($0.35 per share)	—	—	—	(2,096)	—		—	(2,096)
Balance at June 30, 2013	6,473,004	$65	$59,915	$54,881	$(58)	$(3,123)	$(4,713)	$106,967

Balance at September 30, 2013	6,465,934	$65	$60,039	$55,103	$(30)	$(4,183)	$(4,642)	$106,352
Net income	—	—	—	1,607	—	—	—	1,607
Other comprehensive income	—	—	—	—	49	—	—	49
Purchase and retirement of Company stock	(224,498)	(3)	(4,033)	—	—	—	—	(4,036)
Restricted stock awards earned (70,521 shares)	—	—	—	—	—	1,177	—	1,177
Tax benefit of vested restricted stock awards (56,340 shares)	—	—	59	—	—	—	—	59
Stock options expense	—	—	398	—	—	—	—	398
Common stock released by ESOP (7,141 shares)	—	—	53	—	—	—	71	124
Common stock held by ESOP committed to be released (14,283 shares)	—	—	117	—	—	—	143	260
Dividends paid ($0.38 per share)	—	—	—	(2,263)	—	—	—	(2,263)
Balance at June 30, 2014	6,241,436	$62	$56,633	$54,447	$19	$(3,006)	$(4,428)	$103,727

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,607	$1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	118	188
Net gain on sales of securities available-for-sale	(3)	—
Provision for loan losses	—	200
Change in net deferred loan costs	(247)	(124)
Depreciation and amortization	340	307
(Increase) decrease in accrued interest receivable	(48)	136
Income on cash surrender value of life insurance	(479)	(486)
Decrease in other assets	524	626
(Decrease) increase in accrued expenses and other liabilities	(862)	514
Increase in prepaid income taxes	(315)	(39)
Increase (decrease) in income taxes payable	5	(118)
Deferred income tax expense (benefit)	336	(175)
Stock based compensation expense	1,575	1,000
Tax benefit of vested restricted stock awards	(59)	—
ESOP expense	384	380
Net cash provided by operating activities	2,876	4,233

Cash flows from investing activities:
Activity in securities available-for-sale:
Sales	6,003	—
Purchases	(3,849)	(3,061)
Maturities, prepayments and calls	2,837	9,988
Activity in securities held-to-maturity:
Purchases	(10,114)	(9,096)
Maturities, prepayments and calls	3,513	7,020
(Purchases) redemptions of Federal Home Loan Bank stock	(477)	239
Loan originations and principal collections, net	9,805	16,971
Purchased loans	(36,966)	(19,320)
Recoveries of loans previously charged off	72	8
Capital expenditures	(611)	(164)
Net cash (used in) provided by investing activities	(29,787)	2,585

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Nine Months Ended
	June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	5,254	10,483
Term certificates	4,196	(3,604)
Short-term borrowings	(4,000)	(2,000)
Activity in long-term debt:
Proceeds from advances	27,000	4,000
Payment of advances	(8,000)	(2,000)
Common stock repurchased	(4,036)	(4,508)
Tax benefit of vested restricted stock awards	59	—
Dividends paid	(2,263)	(2,096)
Net cash provided by financing activities	18,210	275
Net (decrease) increase in cash and cash equivalents	(8,701)	7,093
Cash and cash equivalents at beginning of period	37,134	36,241
Cash and cash equivalents at end of period	$28,433	$43,334

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,866	$2,110
Income taxes	1,097	1,676

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Peoples Federal Savings Bank (the “Bank”) and Peoples Funding Corporation (“PFC”), as of June 30, 2014 (unaudited) and September 30, 2013.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three and nine months ended June 30, 2014 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2013.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments apply to all public entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU was to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently reviewing this ASU to determine if it will have an impact on the Company’s results of operations or financial position.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited.  The Company is currently reviewing this ASU to determine if it will have an impact on the Company’s results of operations or financial position.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.”  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Earlier adoption is permitted.  ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter.  If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date.  The Company is currently reviewing this ASU to determine if it will have an impact on the Company’s result of operations or financial position.

NOTE 4 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
June 30, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$9,267	$72	$41	$9,298
Total securities available-for-sale	$9,267	$72	$41	$9,298

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$40	$4,960
Mortgage-backed securities	33,557	358	93	33,822
Total securities held-to-maturity	$38,557	$358	$133	$38,782

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$8,000	$12	$25	$7,987
Mortgage-backed securities	6,275	40	77	6,238
Total securities available-for-sale	$14,275	$52	$102	$14,225

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$90	$4,910
Mortgage-backed securities	27,054	287	146	27,195
Total securities held-to-maturity	$32,054	$287	$236	$32,105

As of June 30, 2014 and September 30, 2013, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of June 30, 2014.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)
Due after 1 year through 5 years	$—	$—	$5,000	$4,960
	—	—	5,000	4,960
Mortgage-backed securities	9,267	9,298	33,557	33,822
	$9,267	$9,298	$38,557	$38,782

There were no sales of securities available-for-sale or held-to-maturity, during the three months ended June 30, 2014.  During the nine months ended June 30, 2014, proceeds from sales of securities available-for-sale amounted to $6,003,000 with gross realized gains of $6,000 and gross realized losses of $3,000.  During the three and nine months ended June 30, 2013, there were no sales of securities available-for-sale or securities held-to-maturity.

There were no securities of issuers with an amortized cost basis or fair value that exceeded 10% of stockholders’ equity as of June 30, 2014 and September 30, 2013.

As of June 30, 2014 and September 30, 2013, securities with carrying amounts totaling $9,298,000 and $14,225,000, respectively, were pledged to secure FHLB advances.

The aggregate fair value and unrealized losses of securities that have been in a continuous loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Unaudited)
	(In thousands)
June 30, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$—	$—	$41	$4,420
	$—	$—	$41	$4,420
Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$—	$—	$40	$4,960
Mortgage-backed securities	3	2,142	90	3,598
	$3	$2,142	$130	$8,558

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$25	$3,976	$—	$—
Mortgage-backed securities	77	4,929	—	—
	$102	$8,905	$—	$—

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$90	$4,910	$—	$—
Mortgage-backed securities	146	8,388	—	—
	$236	$13,298	$—	$—

At June 30, 2014, 2 debt securities had unrealized losses for less than twelve months with aggregate depreciation of 0.1% from the amortized cost of these securities and 12 debt securities had unrealized losses for twelve months or longer with aggregate depreciation of 1.3% from the amortized cost of these securities.

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

At June 30, 2014, the unrealized losses on the Company’s debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were attributable to changes in market interest rates.  These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings.  The Company does not anticipate selling any of these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis or maturity.  Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2014.

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

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	June 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$331,384	66.7%	$308,917	65.8%
Multi-family	73,791	14.9	68,021	14.5
Commercial real estate	56,103	11.3	60,467	12.9
Construction loans	20,778	4.2	17,148	3.7
Total mortgage loans	482,056	97.1	454,553	96.9
Consumer loans	4,506	0.9	5,359	1.1
Commercial loans	9,844	2.0	9,419	2.0
Total loans	496,406	100.0%	469,331	100.0%
Deferred loan origination costs, net	1,002		755
Allowance for loan losses	(4,023)		(4,037)
Loans, net	$493,385		$466,049

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

Allocated Component

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flow (observable market price or collateral value) of the impaired loan is lower than the recorded investment of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment evaluation, unless such loans are subject to a troubled debt restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

	Three and Nine Months Ended June 30, 2014
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended June 30, 2014:
Balance at beginning of period	$2,053	$765	$646	$333	$73	$126	$34	$4,030
Provision (benefit) for loan losses	17	25	(7)	(25)	1	(32)	21	—
Recoveries of loans previously charged-off	—	—	—	—	4	45	—	49
	2,070	790	639	308	78	139	55	4,079
Loans charged-off	(48)	—	—	—	(8)	—	—	(56)
Balance at end of period	$2,022	$790	$639	$308	$70	$139	$55	$4,023

Nine months ended June 30, 2014:
Balance at beginning of period	$1,930	$728	$719	$249	$86	$135	$190	$4,037
Provision (benefit) for loan losses	161	62	(80)	59	(10)	(57)	(135)	—
Recoveries of loans previously charged-off	—	—	—	—	11	61	—	72
	2,091	790	639	308	87	139	55	4,109
Loans charged-off	(69)	—	—	—	(17)	—	—	(86)
Balance at end of period	$2,022	$790	$639	$308	$70	$139	$55	$4,023

As of June 30, 2014:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,022	790	639	308	70	139	55	4,023
	$2,022	$790	$639	$308	$70	$139	$55	$4,023

Loans ending balances:
Individually evaluated for impairment	$—	$—	$301	$—	$—	$—		$301
Collectively evaluated for impairment	331,384	73,791	55,802	20,778	4,506	9,844		496,105
	$331,384	$73,791	$56,103	$20,778	$4,506	$9,844		$496,406

	Three and Nine Months Ended June 30, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
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
	June 30, 2014
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$100	$632	$1,497	$2,229	$329,155	$331,384	$1,497
Multi-family	449	—	—	449	73,342	73,791	—
Commercial real estate	—	314	—	314	55,789	56,103	—
Construction loans	—	—	—	—	20,778	20,778	—
Total mortgage loans	549	946	1,497	2,992	479,064	482,056	1,497
Consumer loans	2	2	27	31	4,475	4,506	27
Commercial loans	—	—	—	—	9,844	9,844	—
Total	$551	$948	$1,524	$3,023	$493,383	$496,406	$1,524

	Age Analysis of Past Due Loans
	September 30, 2013
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$629	$1,846	$2,475	$306,442	$308,917	$1,846
Multi-family	—	—	—	—	68,021	68,021	—
Commercial real estate	—	—	—	—	60,467	60,467	—
Construction loans	—	—	—	—	17,148	17,148	—
Total mortgage loans	—	629	1,846	2,475	452,078	454,553	1,846
Consumer loans	26	5	—	31	5,328	5,359	—
Commercial loans	1	—	—	1	9,418	9,419	—
Total	$27	$634	$1,846	$2,507	$466,824	$469,331	$1,846

There were no loans greater than 90 days past due and still accruing at June 30, 2014 and September 30, 2013.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	June 30, 2014			September 30, 2013
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
(Unaudited)
		(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	301	301	—	303	303	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	9	9	—
	$301	$301	$—	$312	$312	$—

	Three Months Ended June 30,
	2014			2013
	Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized
	Investment	Total	Cash Basis	Investment	Total	Cash Basis
	(Unaudited)
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	156	1	—
Commercial real estate	301	5	—	824	71	68
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	10	—	—
	$301	$5	$—	$990	$72	$68

							Year Ended
	Nine Months Ended June 30,						September 30,
	2014			2013			2013
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
	(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	826	35	—	635
Commercial real estate	302	15	—	1,132	71	68	941
Construction loans	—	—	—	16	1	—	12
Consumer loans	—	—	—	—	—	—	—
Commercial loans	1	—	—	12	1	—	12
	$303	$15	$—	$1,986	$108	$68	$1,600

At June 30, 2014 and 2013 and September 30, 2013, there were no impaired loans with a valuation allowance.  As of June 30, 2014 and 2013 and September 30, 2013, no additional funds were committed to be advanced to borrowers with impaired loans.

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

The following table sets forth information pertaining to TDRs entered into during the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	303	303
Construction	—	—	—	—	—	—
	—	$—	$—	1	$303	$303

	Nine Months Ended June 30,
	2014			2013
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Unaudited)
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	—	$—	$—	1	$522	$—
Commercial real estate	—	—	—	1	303	303
Construction	—	—	—	1	79	—
	—	$—	$—	3	$904	$303

There were no loans modified as part of a TDR during the three months ended June 30, 2014.  During the three months ended June 30, 2014, there were no loans modified as a TDR within the previous 12 months that subsequently defaulted.

During the three months ended June 30, 2013, the Company modified an existing accruing commercial real estate loan with an outstanding balance of $303,000 as part of a TDR.  In this case, the Company capitalized all past due interest and provided for interest only for four months.  During the three months ended June 30, 2013, there were no loans modified as a TDR within the previous 12 months that subsequently defaulted.

There were no loans modified as part of a TDR during the nine months ended June 30, 2014.  During the nine months ended June 30, 2014, there were no loans modified as a TDR within the previous 12 months that subsequently defaulted.

During the nine months ended June 30, 2013, the Company advanced $79,000 in additional funds to complete construction on three remaining units on an existing multi-family condominium loan with an outstanding balance of $522,000.  During the second fiscal 2013 quarter, the multi-family and construction loan paid off and all delinquent principal and interest was recovered.  During the nine months ended June 30, 2013, there were no loans modified as a TDR within the previous 12 months that subsequently defaulted.

At June 30, 2014, TDRs amounted to $301,000 and consisted of an existing commercial real estate loan that was modified prior to September 30, 2013.  In this case, the Company capitalized all past due interest and provided for interest only for four months.  As of June 30, 2014, the loan was accruing and performing in accordance with its modified terms and conditions.

At September 30, 2013, TDRs amounted to $303,000 and consisted of one commercial real estate loan, noted above, that was accruing and performing in accordance with its modified terms and conditions.

At June 30, 2014 and September 30, 2013, none of the allowance for loan losses was allocated to TDRs and the identification of these loans as TDRs did not have a material impact on the allowance for loan losses.  There were no commitments to lend additional funds to borrowers with troubled debt restructured loans at June 30, 2014 and September 30, 2013.

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

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	June 30, 2014
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Pass	$328,631	$73,791	$53,952	$20,778	$4,506	$9,088	$490,746
Special Mention	—	—	1,537	—	—	750	2,287
Substandard	2,753	—	614	—	—	6	3,373
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$331,384	$73,791	$56,103	$20,778	$4,506	$9,844	$496,406

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$306,055	$68,021	$57,581	$17,148	$5,359	$8,710	$462,874
Special Mention	—	—	1,657	—	—	700	2,357
Substandard	2,862	—	1,229	—	—	9	4,100
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$308,917	$68,021	$60,467	$17,148	$5,359	$9,419	$469,331

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2014 and September 30, 2013.

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

The following summarizes assets measured at fair value at June 30, 2014 and September 30, 2013:

Assets Measured at Fair Value on a Recurring Basis

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)

Trading securities	$560	$—	$—	$560
Securities available-for-sale:
Mortgage-backed securities	—	9,298	—	9,298
Total assets	$560	$9,298	$—	$9,858

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Trading securities	$1,048	$—	$—	$1,048
Securities available-for-sale:
Debt securities issued by U.S. Government corporations and agencies	—	7,987	—	7,987
Mortgage-backed securities	—	6,238	—	6,238
Total assets	$1,048	$14,225	$—	$15,273

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no assets or liabilities carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2014 and September 30, 2013, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the three and nine months ended June 30, 2014 and 2013 and fiscal year ended September 30, 2013.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$28,433	$28,433	$—	$—	$28,433
Trading securities	560	560	—	—	560
Securities available-for-sale	9,298	—	9,298	—	9,298
Securities held-to-maturity	38,557	—	38,782	—	38,782
Federal Home Loan Bank stock	4,252	—	—	4,252	4,252
Loans, net	493,385	—	—	493,446	493,446
Accrued interest receivable	1,496	—	—	1,496	1,496

Financial liabilities:
Deposits	434,543	—	—	434,856	434,856
Short-term borrowings	2,000	—	—	2,000	2,000
Long-term debt	57,000	—	—	57,165	57,165

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$37,134	$37,134	$—	$—	$37,134
Trading securities	1,048	1,048	—	—	1,048
Securities available-for-sale	14,225	—	14,225	—	14,225
Securities held-to-maturity	32,054	—	32,105	—	32,105
Federal Home Loan Bank stock	3,775	—	—	3,775	3,775
Loans, net	466,049	—	—	466,899	466,899
Accrued interest receivable	1,448	—	—	1,448	1,448

Financial liabilities:
Deposits	425,093	—	—	425,536	425,536
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	38,000	—	—	38,168	38,168

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

The following table sets forth the computation of EPS (basic and diluted) for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$539	$598	$1,607	$1,824
Less: Undistributed earnings allocated to participating securities	(19)	(21)	(61)	(67)
Net income allocated to common stock	$520	$577	$1,546	$1,757

Average number of common shares issued	6,262,709	6,559,335	6,372,588	6,624,241
Less: Average unallocated ESOP shares	(449,836)	(478,402)	(457,004)	(485,570)
Less: Average unvested restricted stock awards	(201,786)	(211,120)	(225,379)	(225,257)
Average number of common shares outstanding used to calculate basic earnings per common share	5,611,087	5,869,813	5,690,205	5,913,414
Add: Dilutive effect of unvested restricted stock awards	58,818	35,239	52,724	37,056
Add: Dilutive effect of stock options	8,438	—	2,813	—
Average number of common shares outstanding used to calculate diluted earnings per common share	5,678,343	5,905,052	5,745,742	5,950,470

Earnings per common share (basic and diluted)	$0.09	$0.10	$0.27	$0.30

For the three and nine months ended June 30, 2014, stock options to purchase 58,255 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.  For the three and nine months ended June 30, 2013, stock options to purchase 642,735 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Bank established an ESOP to provide eligible employees the opportunity to own Company stock.  As part of the Bank’s mutual to stock conversion, the Company invested in a subsidiary, PFC.  PFC used the proceeds from the investment to fund a loan to the Peoples Federal Savings Bank Employee Stock Ownership Plan Trust (the “Trust”) in the amount of $5,713,000, which was used to purchase 571,320 shares of the Company’s common stock at a price of $10.00 per share.  The loan bears an interest rate equal to the Wall Street Journal Prime Rate, adjusted annually, and provides for annual payments of interest and principal over the 20 year term of the loan.  Currently, the interest rate is 3.25%.

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

Compensation expense recognized in connection with the ESOP for the three and nine months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)

ESOP expense	$131	$132	$384	$380

Shares held by the ESOP trust include the following:

	June 30,	September 30,
	2014	2013
	(Unaudited)
Allocated	111,887	83,321
Committed to be released	14,283	21,425
Unallocated	442,773	464,197
	568,943	568,943

The fair value of the unallocated shares was $8,437,000 and $8,460,000 at June 30, 2014 and September 30, 2013, respectively.

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

The following is a summary of stock options and activity under the Stock Plan for the nine months ended June 30, 2014:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(Unaudited)
(In thousands)
Outstanding at beginning of period	642,735	$15.74	8.5	$2,213
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	642,735	$15.74	7.7	$2,222

Exercisable at end of period	233,792	$15.47	7.6	$699

For the three months ended June 30, 2014 and 2013, the share-based compensation expense applicable to the stock options was $133,000 and $116,000, respectively, and the recognized tax benefit related to this expense was $34,000 and $20,000, respectively.

For the nine months ended June 30, 2014 and 2013, the share-based compensation expense applicable to the stock options was $398,000 and $346,000, respectively, and the recognized tax benefit related to this expense was $103,000 and $60,000, respectively.

As of June 30, 2014 and September 30, 2013, the unrecognized share-based compensation expense related to the non-vested stock options was $1.3 million and $1.7 million, respectively.  As of June 30, 2014, this amount is expected to be recognized over a weighted-average period of 2.5 years.

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

The following table presents the status of non-vested restricted stock awards under the Stock Plan for the nine months ended June 30, 2014:

		Weighted
		Average
	Number	Grant-date
	of Shares	Fair Value
	(Unaudited)
Non-vested restricted stock awards at beginning of period	300,735	$16.23
Restricted shares granted	—	—
Shares vested	(56,340)	15.47
Forfeited	—	—
Non-vested restricted stock awards at end of period	244,395	$16.40

For the three months ended June 30, 2014 and 2013, the share-based compensation expense applicable to the non-vested restricted stock awards was $392,000 and $218,000, respectively, and the recognized tax benefit related to this expense was $156,000 and $87,000, respectively.

For the nine months ended June 30, 2014 and 2013, the share-based compensation expense applicable to the non-vested restricted stock awards was $1.2 million and $654,000, respectively, and the recognized tax benefit related to this expense was $469,000 and $261,000, respectively.

As of June 30, 2014 and September 30, 2013, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $3.0 million and $4.2 million, respectively.  As of June 30, 2014, this amount is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Unit Awards

As of June 30, 2014, there were no restricted stock unit awards granted under the Stock Plan.

NOTE 9 — DIVIDEND DECLARED

On July 16, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock.  The dividend is payable to stockholders of record as of August 4, 2014 and is expected to be paid on August 15, 2014.

NOTE 10 — SUBSEQUENT EVENT

On August 6, 2014, the Company announced the August 5, 2014 signing of a definitive agreement under which the Company will merge with Independent Bank Corp. (“Independent”)

The agreement provides that 60% of the Company’s outstanding shares will be exchanged for Independent shares at a fixed exchange ratio of 0.5523 shares of Independent common share for each Company share and the remaining 40% of the Company’s outstanding shares will be exchanged for $21.00 per share in cash.  Based upon Independent’s $36.17 per share closing price on August 4, 2014 the transaction is valued at approximately $130.6 million.  The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange for Peoples Federal stockholders with respect to shares of Independent received by Company shareholders in exchange for their Company shares. Company stockholders will be able to elect between receiving cash or Independent shares, subject to proration and allocation so that 60% of outstanding Company shares are exchanged for Independent stock and 40% exchanged for cash.  The transaction, which was unanimously approved by the Company’s Board of Directors, is subject to certain customary closing conditions, including approval of the merger by Company stockholders and bank regulatory authorities.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2014 (unaudited) and September 30, 2013 and results of operations for the three and nine months ended June 30, 2014 and 2013 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of results for the fiscal year ending September 30, 2014.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2014 (Unaudited) and September 30, 2013

At June 30, 2014, our total assets were $606.2 million, an increase of $21.0 million, or 3.6%, from our total assets of $585.2 million at September 30, 2013.  Loans, net increased $27.4 million, or 5.9%, to $493.4 million at June 30, 2014 from $466.0 million at September 30, 2013.  Securities increased to $47.9 million at June 30, 2014 from $46.3 million at September 30, 2013, due primarily to purchases of $14.0 million, offset primarily by sales of $6.0 million and maturities/calls and principal pay-downs of $6.4 million.  At June 30, 2014, cash and cash equivalents totaled $28.4 million as compared to $37.1 million at September 30, 2013, representing an $8.7 million decrease, or 23.5%.  The decrease was mainly due to the purchase of loans and securities and maturities of Federal Home Loan Bank (“FHLB”) advances, offset by security sales/maturities/prepayments/calls, the increase in deposits, FHLB advances and loan payments in excess of loan originations.

Deposits increased $9.4 million, or 2.2%, to $434.5 million at June 30, 2014 from $425.1 million at September 30, 2013.  The increase resulted from increases in NOW deposits to $43.1 million from $38.6 million, term certificates to $125.0 million from $120.8 million, money market deposits to $151.3 million from $150.5 million and demand deposits to $58.7 million from $57.9 million.  The increases were offset by the decrease in savings accounts to $56.4 million from $57.3 million at June 30, 2014 and September 30, 2013, respectively.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	June 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$58,656	13.5%	$57,891	13.6%
NOW deposits	43,091	9.9	38,625	9.1
Money market deposits	151,340	34.8	150,439	35.4
Savings	56,432	13.0	57,310	13.5
Total non-certificate accounts	309,519	71.2	304,265	71.6
Term certificates	125,024	28.8	120,828	28.4
Total deposits	$434,543	100.0%	$425,093	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	June 30, 2014		September 30, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$82,771	0.75%	$88,385	0.82%
Over 1 year to 2 years	28,559	0.93	20,458	1.17
Over 2 years to 3 years	7,716	1.45	3,743	1.13
Over 3 years to 4 years	3,524	1.28	6,036	1.67
Over 4 years to 5 years	2,454	1.34	2,206	1.37
	$125,024	0.86%	$120,828	0.94%

Borrowings, consisting of short-term and long-term FHLB advances, increased to $59.0 million at June 30, 2014 as compared to $44.0 million as of September 30, 2013.  During the nine months ended June 30, 2014, the Company repaid maturing short-term and long-term advances totaling $29.0 million with a weighted average rate of 0.97% and borrowed $44.0 million of short-term and long-term advances with a weighted average rate of 0.84% to maintain liquidity and extend the average maturity of the portfolio of borrowed funds.

The following table sets forth the weighted average rate by type for the Company’s FHLB advances at the dates indicated:

	June 30, 2014		September 30, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Federal Home Loan Bank advances:
Short-term	$2,000	0.40%	$6,000	0.36%
Long-term	57,000	1.33	38,000	1.73
	$59,000	1.30%	$44,000	1.54%

Total equity decreased to $103.7 million at June 30, 2014 from $106.4 million at September 30, 2013.  The decrease resulted primarily from dividends paid on the Company’s common stock of $2.3 million and the purchase and retirement of 224,498 shares of the Company’s common stock totaling $4.0 million in the open market at an average price of $17.98 per share.  The decrease was offset in part by net income of $1.6 million, stock based compensation expense of $1.6 million and common stock released and committed to be released by the ESOP of $384,000 for the nine months ended June 30, 2014.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013 (Unaudited)

General.  We recorded net income of $539,000 for the three months ended June 30, 2014 compared to net income of $598,000 for the three months ended June 30, 2013.  Net interest and dividend income increased to $4.5 million for the three months ended June 30, 2014 compared to $4.2 million for the three months ended June 30, 2013.  No provision for loan losses was made for the three months ended June 30, 2014 and 2013.  Non-interest income decreased to $376,000 for the quarter ended June 30, 2014 from $472,000 for the comparable 2013 period.  Non-interest expense increased to $3.9 million for the three month period ended June 30, 2014 compared to $3.6 million for the three months ended June 30, 2013.

Total Interest and Dividend Income.  Total interest and dividend income increased to $5.1 million for the three months ended June 30, 2014 compared to $4.8 million for the three months ended June 30, 2013.  Average interest-earning assets increased to $566.0 million for the 2014 period compared to $538.3 million for the 2013 period and the average yield on total interest-earning assets increased to 3.61% from 3.58% during the comparable periods.  The increase in average balances and average yields on taxable securities and FHLB stock was offset partially by the decrease in yields on loans.  The current interest rate environment contributed to the downward re-pricing of a portion of our existing adjustable rate assets and lower rates on newer interest-earning assets.

Interest and fee income on loans increased to $4.8 million for the three months ended June 30, 2014 as compared to $4.6 million for the three months ended June 30, 2013.  The average balance of our loans increased for the three month period ended June 30, 2014 to $489.2 million from $450.5 million for the period ended June 30, 2013.  The average yield on loans decreased to 3.95% from 4.12%, reflecting decreases in interest rates on our adjustable-rate loan products, as well as lower rates on newly originated loans based on the current interest rate environment.  In addition, interest income on loans for the three months ended June 30, 2013 was impacted by the recognition of $79,000 in interest and fees recovered on a previously charged off loan.  Interest income on taxable securities increased to $249,000 for the three months ended June 30, 2014 from $147,000 for the three months ended June 30, 2013, reflecting the increase in the average balance of such securities to $48.1 million from $39.5 million.  Additionally, the average yield on such securities increased to 2.07% for the quarter ended June 30, 2014 from 1.49% for the quarter ended June 30, 2013, as recent security purchases carried a higher yield.

Total Interest Expense. Total interest expense decreased $16,000, or 2.5%, to $637,000 for the three months ended June 30, 2014 from $653,000 for the three months ended June 30, 2013.  The decrease reflected a decrease in the average rate paid on interest-bearing liabilities in the 2014 period to 0.59%, compared to an average rate paid of 0.65% in the comparable 2013 period.  Total deposits average balance increased to $373.4 million for the quarter ended June 30, 2014 from total deposits average balance of $371.3 million for the quarter ended June 30, 2013.  Conversely, the average rate paid on total deposits decreased 6 basis points to 0.48% for the quarter ended June 30, 2014 from 0.54% for the quarter ended June 30, 2013.

Interest expense on term certificates decreased to $269,000 for the three months ended June 30, 2014 from $305,000 for the three months ended June 30, 2013, as the average balance on term certificates decreased to $122.7 million from $125.4 million for the comparable 2013 period and the average rate paid on term certificates decreased to 0.88% for the quarter ended June 30, 2014 from 0.97% for the quarter ended June 30, 2013.  The decrease in the average balance of our term certificates resulted primarily from our customers choosing other more liquid deposit products.  Interest expense on money market accounts decreased to $157,000 for the quarter ended June 30, 2014 from $173,000 for the quarter ended June 30, 2013, a decrease of $16,000, or 9.2%, as the average cost of money markets accounts decreased to 0.41% for the quarter ended June 30, 2014 from 0.45% for the quarter ended June 30, 2013, reflecting lower market rates.  The average balance of these accounts increased slightly to $152.3 million during the quarter ended June 30, 2014 as compared to $152.2 million during the quarter ended June 30, 2013.  Interest expense on borrowings, which consisted solely of advances from the Federal Home Loan Bank of Boston, was $189,000 for the quarter ended June 30, 2014 and $152,000 for the comparable 2013 period.  The increase resulted from a $25.1 million increase in the average balance of these advances, offset in part by a 54 basis points decrease in the average cost of the borrowings to 1.30% for the quarter ended June 30, 2014 from 1.84% for the comparable 2013 quarter.

Net Interest and Dividend Income.  Net interest and dividend income increased to $4.5 million for the quarter ended June 30, 2014 compared to $4.2 million for the quarter ended June 30, 2013.  Net interest and dividend income for the quarter ended June 30, 2014 was impacted by lower market interest rates on our loan portfolio, higher market rates on our securities portfolio and the change in the overall mix of our interest-earning assets.  The increase in interest income from loan and securities growth during the period and the decrease in interest expense on our deposits, offset by the increase in interest expense on borrowings, resulted in an increase on net interest and dividend income.  The Company’s net interest rate spread and net interest margin both increased period to period.  The net interest rate spread and net interest margin were 3.02% and 3.16%, respectively, for the quarter ended June 30, 2014, compared to 2.93% and 3.10%, respectively, for the comparable 2013 quarter.  The ratio of our average interest-earning assets to average interest-bearing liabilities was down slightly to 1.31x for the quarter ended June 30, 2014 from 1.33x for the comparable 2013 period.

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

Based on the above factors, we did not record a provision for loan losses for the three months ended June 30, 2014 and 2013.  The allowance for loan losses was $4.0 million, or 0.8% of total loans, at June 30, 2014 and $4.0 million, or 0.9% of total loans, at September 30, 2013 and June 30, 2013.  Total non-performing assets were $1.8 million at June 30, 2014 and $2.1 million at September 30, 2013.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended June 30, 2014 and 2013.

Total Non-interest Income.  Total non-interest income decreased to $376,000 for the three months ended June 30, 2014 from $472,000 for the three months ended June 30, 2013.  The decrease was due primarily to a decrease in net gain on sales of mortgage loans of $42,000 for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 as the Company did not sell any loans during the 2014 quarter.  In addition, other income decreased $35,000 to $23,000 from $58,000.  During the quarter ended June 30, 2013, other income was impacted by the recognition of $7,000 from a previously charged off loan and customer service fees decreased $19,000 to $194,000 from $213,000.  These decreases were slightly offset by the increase in income from the cash surrender value of life insurance to $150,000 from $143,000.

Total Non-interest Expense.  Total non-interest expense increased to $3.9 million for the three months ended June 30, 2014 from $3.6 million for the three months ended June 30, 2013.  Salaries and employee benefits increased to $2.6 million from $2.4 million, respectively, for the comparable three months ended June 30, 2014 and 2013.  The increase was due to normal salary increases, increased equity incentive plan expense and additional staffing needed for the Company’s new Westwood branch that opened in January 2014.  In addition, occupancy expense increased to $272,000 from $241,000, equipment expense increased to $122,000 from $87,000, advertising expense increased to $174,000 from $142,000, data processing expense increased to $227,000 from $218,000, other expense increased to $269,000 from $254,000 and professional fees increased to $192,000 from $104,000.  Professional fees was impacted during the quarter ended June 30, 2013 by the recognition of $39,000 in recoveries from a previously charged off loan.  These increases were partially offset by a decrease in deposit insurance expense which decreased to $70,000 from $81,000 for the 2014 and 2013 comparable quarter end periods.

Provision for Income Taxes.  The provision for income taxes was $379,000 for the three months ended June 30, 2014 compared to $470,000 for the three months ended June 30, 2013.  Pre-tax income for the three months ended June 30, 2014 was $918,000 compared to $1.1 million for the comparable period ended June 30, 2013.  Our effective tax rate was 41.3% for the three months ended June 30, 2014 compared to 44.0% for the three months ended June 30, 2013.  The Company made a provision of $10,000 during the June 2014 quarter to the valuation allowance on the deferred tax asset related to the charitable contribution made to Peoples Federal Savings Bank Charitable Foundation in 2010.  A valuation allowance is established against deferred tax assets when, based upon the available evidence, including historical and projected taxable income, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and 2013 (Unaudited)

General.  We recorded net income of $1.6 million for the nine months ended June 30, 2014 compared to net income of $1.8 million for the nine months ended June 30, 2013.  Net interest and dividend income increased period over period to $13.2 million from $12.5 million, non-interest income decreased to $1.2 million for the nine months ended June 30, 2014 from $1.5 million for the nine months ended June 30, 2013 and non-interest expense increased to $11.7 million for the nine months ended June 30, 2014 from $10.6 million for the nine months ended June 30, 2013.

Total Interest and Dividend Income.  Total interest and dividend income increased to $15.1 million for the nine months ended June 30, 2014 from $14.6 million for the nine months ended June 30, 2013.  Average total interest-earning assets increased to $556.8 million for the 2014 period from $538.0 million for the 2013 period; however, the average yield on total interest-earning assets decreased 1 basis point to 3.61% from 3.62% during the comparable periods.  The current interest rate environment contributed to the downward re-pricing of a portion of our existing adjustable rate assets and lower rates on recent increases to interest-earning assets.

Interest and fees on loans increased to $14.3 million for the nine months ended June 30, 2014 from $14.1 million for the nine months ended June 30, 2013, as the average balance of our loans increased to $479.6 million from $450.9 million, however, the average yield on loans decreased to 3.97% from 4.17%.  The decrease in average yield on our loan portfolio reflected decreases in interest rates on our adjustable-rate loan products, as well as decreased rates on newly originated loans based on lower market interest rates.  Interest income on taxable investment securities increased to $723,000 for the nine months ended June 30, 2014 from $417,000 for the nine months ended June 30, 2013, reflecting the increase in the average balance of such securities to $47.9 million from $39.1 million.  The average yield on such securities increased to 2.01% for the nine months ended June 30, 2014 from 1.42% for the same period in 2013.

Total Interest Expense.  Total interest expense decreased to $1.9 million for the nine months ended June 30, 2014 from $2.1 million for the nine months ended June 30, 2013.  The decrease reflected an 11 basis point decrease in the average rate paid on deposits and borrowings during the 2014 period to 0.59%, compared to an average rate paid of 0.70% in the comparable 2013 period, offset in part by an increase of $17.3 million in the average balance of such deposits and borrowings to $422.0 million for the 2014 period from $404.7 million during the comparable 2013 period.

Interest expense on money market accounts decreased to $466,000 for the nine months ended June 30, 2014 from $609,000 for the nine months ended June 30, 2013, a decrease of $143,000, or 23.5%, reflecting a decrease in average costs on these accounts to 0.41% for the nine months ended June 30, 2014 from 0.53% for the comparable 2013 period.  The average balance of these accounts decreased to $151.8 million for the nine months ended June 30, 2014 as compared to $153.6 million for the comparable period ended June 30, 2013.  Interest expense on term certificates decreased to $811,000 for the nine months ended June 30, 2014 from $985,000 for the nine months ended June 30, 2013, as the average balance of such term certificates decreased to $120.3 million from $127.4 million, and the average rate paid on these certificates decreased to 0.90% for the nine months ended June 30, 2014 from 1.03% for the nine months ended June 30, 2013.  The decrease in average balances of our money market and term certificate accounts resulted primarily from our customers reacting to the continued decline in rates paid on those accounts.  The decrease in the average rate paid on our deposit products reflects lower market interest rates.

Interest expense on borrowings, which were solely advances from the Federal Home Loan Bank of Boston, was $533,000 for the nine months ended June 30, 2014 compared to $452,000 for the nine months ended June 30, 2013, due to higher average balances offset by lower rates paid on such borrowings.  The Company replaced maturing higher cost borrowings with lower cost borrowings.  The average balance on FHLB advances increased to $52.3 million for the nine months ended June 30, 2014 from $32.8 million for the comparable 2013 period.  The average rate paid on FHLB advances decreased to 1.36% for the nine months ended June 30, 2014 compared to 1.84% for the comparable 2013 period.

Net Interest and Dividend Income.  Net interest and dividend income increased to $13.2 million for the nine months ended June 30, 2014 from $12.5 million for the nine months ended June 30, 2013 resulting primarily from the impact of lower market interest rates on our loan portfolio, offset in part, by the increase in the average balance of our income-earning assets, including net loans, over the comparable periods.  While net loans increased for the nine months ended June 30, 2014 compared to June 30, 2013, refinancing activity within the portfolio caused the average yield on those loans to decline to 3.97% for the period ended June 30, 2014 from 4.17% for the period ended June 30, 2013.  Our net interest rate spread and net interest margin both increased period to period.  The net interest rate spread and net interest margin were 3.02% and 3.16%, respectively, during the nine months ended June 30, 2014 compared to 2.92% and 3.10%, respectively, for the nine months ended June 30, 2013.  The ratio of our average interest-earning assets to average interest-bearing liabilities decreased slightly to 1.32x during the nine months ended June 30, 2014 from 1.33x during the nine months ended June 30, 2013.  The increase in our net interest rate spread and net interest margin reflect lower deposit costs and an increase in average balances on loans and securities.

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

Based on the above factors, we did not record a provision for loan losses for the nine months ended June 30, 2014 as compared to a $200,000 provision for the nine months ended June 30, 2013.  The allowance for loan losses was $4.0 million at June 30, 2014, September 30, 2013 and June 30, 2013.  The allowance for loan losses to total loans was 0.8% at June 30, 2014 and 0.9%, at September 30, 2013 and June 30, 2013.  Non-performing assets totaled $1.8 million or 0.3% of total assets, at June 30, 2014, as compared to $2.1 million, or 0.4% of total assets, at September 30, 2013 and $1.9 million, or 0.4% of total assets at June 30, 2013. Classified assets decreased during the nine months ended June 30, 2014 to $3.4 million as compared to $4.1 million as of September 30, 2013.  The decrease in classified assets is primarily due to a reduction in classifications in the commercial real estate class of our mortgage loans segment to $614,000 at June 30, 2014 from $1.2 million at September 30, 2013.

We used the same methodology in assessing the allowance for both the nine months ended June 30, 2014 and June 30, 2013.  We considered the qualitative factors including current loan delinquency trends, loan classification trends and the greater Boston real estate market and their impact on our loan portfolio.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the nine months ended June 30, 2014 and 2013.

Total Non-interest Income.  Total non-interest income decreased to $1.2 million for the nine months ended June 30, 2014 from $1.5 million for the nine months ended June 30, 2013.  The decrease was primarily due to the decrease in net gains on sales of mortgage loans of $178,000 to $11,000 from $189,000, the decrease in customer service fees to $578,000 from $616,000, the decrease in income from the cash surrender value of life insurance to $479,000 from $486,000 and the decrease in other income to $118,000 from $131,000.   The decreases were slightly offset by the increase the net gain on sales of securities available-for-sale to $3,000.  There were no sales of securities during the nine months ended June 30, 2013.

Total Non-interest Expense.  Total non-interest expense increased to $11.7 million for the nine months ended June 30, 2014 from $10.6 million for the nine months ended June 30, 2013.  The increase in non-interest expense was primarily attributed to the increase in salaries and employee benefits (which increased to $7.9 million from $7.2 million), occupancy expense (which increased to $810,000 from $719,000), equipment expense (which increased to $324,000 from 294,000), professional fees (which increased to $523,000 from $398,000), advertising expense (which increased to $507,000 from $379,000), data processing expense (which increased to $670,000 from $637,000) and other expense (which increased to $782,000 from $768,000).  The increases were offset in part by the decrease in deposit insurance expense (which decreased to $201,000 from $211,000).  The increase in non-interest expense is related in part to normal salary increases, increased equity incentive plan expense and additional staffing needed for the Company’s new Westwood branch that opened in January 2014, increased marketing efforts as well as other increased costs related to operation as a public company.

Provision for Income Taxes.  The provision for income taxes was $1.1 million for the nine months ended June 30, 2014 compared to $1.3 million for the nine months ended June 30, 2013, reflecting pre-tax income in the 2014 period of $2.7 million compared to pre-tax income of $3.2 million for the comparable 2013 period.  Our effective tax rate was 40.9% for the nine months ended June 30, 2014 compared to 42.4% for the nine months ended June 30, 2013.

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

	Three Months Ended June 30,
	2014				2013
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$489,204		$4,831	3.95%	$450,486		$4,644	4.12%
Taxable securities (3)	48,094		249	2.07	39,533		147	1.49
Other interest-earning assets	24,599		13	0.21	44,511		26	0.23
FHLB stock	4,144		14	1.35	3,775		3	0.32
Total interest-earning assets	566,041		5,107	3.61	538,305		4,820	3.58
Non-interest-earning assets	36,286				35,920
Total assets	$602,327				$574,225

Interest-bearing liabilities:
Deposits:
Savings	$55,810		15	0.11	$54,572		17	0.12
Money market accounts	152,376		157	0.41	152,231		173	0.45
NOW accounts	42,488		7	0.07	39,035		6	0.06
Term certificates	122,694		269	0.88	125,434		305	0.97
Total deposits	373,368		448	0.48	371,272		501	0.54
FHLB advances	58,088		189	1.30	33,000		152	1.84
Total interest-bearing liabilities	431,456		637	0.59	404,272		653	0.65
Demand deposits	57,831				52,647
Other non-interest-bearing liabilities	9,395				9,089
Total non-interest-bearing liabilities	67,226				61,736
Total liabilities	498,682				466,008
Stockholders’ equity	103,645				108,217
Total liabilities and stockholders’ equity	$602,327				$574,225

Net interest income			$4,470				$4,167
Net interest rate spread (4)				3.02%				2.93%
Net interest-earning assets (5)	$134,585				$134,033
Net interest margin (6)				3.16%				3.10%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31	x			1.33	x

(1)	Yields are annualized.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Average balances are presented at average amortized cost.
(4)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended June 30,
	2014				2013
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$479,568		$14,263	3.97%	$450,874		$14,116	4.17%
Taxable securities (3)	47,914		723	2.01	39,077		417	1.42
Other interest-earning assets	25,382		40	0.21	44,168		70	0.21
FHLB stock	3,940		32	1.08	3,916		12	0.41
Total interest-earning assets	556,804		15,058	3.61	538,035		14,615	3.62
Non-interest-earning assets	36,225				35,963
Total assets	$593,029				$573,998

Interest-bearing liabilities:
Deposits:
Savings	$56,214		43	0.10	$52,964		56	0.14
Money market accounts	151,778		466	0.41	153,624		609	0.53
NOW accounts	41,371		20	0.06	37,932		18	0.06
Term certificates	120,326		811	0.90	127,429		985	1.03
Total deposits	369,689		1,340	0.48	371,949		1,668	0.60
FHLB advances	52,286		533	1.36	32,788		452	1.84
Total interest-bearing liabilities	421,975		1,873	0.59	404,737		2,120	0.70
Demand deposits	56,564				51,081
Other non-interest-bearing liabilities	9,608				9,274
Total non-interest-bearing liabilities	66,172				60,355
Total liabilities	488,147				465,092
Stockholders’ equity	104,882				108,906
Total liabilities and stockholders’ equity	$593,029				$573,998

Net interest income			$13,185				$12,495
Net interest rate spread (4)				3.02%				2.92%
Net interest-earning assets (5)	$134,829				$133,298
Net interest margin (6)				3.16%				3.10%
Ratio of interest-earning assets to total interest-bearing liabilities	1.32	x			1.33	x

(1)	Yields are annualized.
(2)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(3)	Average balances are presented at average amortized cost.
(4)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,
	2014 vs. 2013
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$400	$(213)	$187
Taxable securities (2)	32	70	102
Other interest-earning assets	(12)	(1)	(13)
FHLB stock	—	11	11
Total interest-earning assets	420	(133)	287

Interest-bearing liabilities:
Deposits:
Savings	—	(2)	(2)
Money market accounts	—	(16)	(16)
NOW accounts	1	—	1
Term certificates	(7)	(29)	(36)
Total deposits	(6)	(47)	(53)
FHLB advances	116	(79)	37
Total interest-bearing liabilities	110	(126)	(16)
Increase (decrease) in net interest income	$310	$(7)	$303

(1)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(2)	Average balances are presented at average amortized cost.

	Nine Months Ended June 30,
	2014 vs. 2013
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$899	$(752)	$147
Taxable securities (2)	94	212	306
Other interest-earning assets	(30)	—	(30)
FHLB stock	—	20	20
Total interest-earning assets	963	(520)	443

Interest-bearing liabilities:
Deposits:
Savings	3	(16)	(13)
Money market accounts	(7)	(136)	(143)
NOW accounts	2	—	2
Term certificates	(55)	(119)	(174)
Total deposits	(57)	(271)	(328)
FHLB advances	269	(188)	81
Total interest-bearing liabilities	212	(459)	(247)
Increase (decrease) in net interest income	$751	$(61)	$690

(1)	Average loans include non-accrual loans and are net of average deferred loan fees/costs.
(2)	Average balances are presented at average amortized cost.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents totaled $28.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $47.9 million.  Additionally, at June 30, 2014, the Company had $59.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $67.1 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At June 30, 2014, we had $41.9 million in loan commitments and standby letters of credit outstanding, which consisted of $5.7 million in commitments to originate loans, $7.9 million of unadvanced construction commitments, $10.2 million of commercial real estate lines of credit commitments, $15.1 million of home equity lines of credit commitments, $681,000 of consumer loan commitments, $2.3 million of commercial loan commitments and $66,000 of outstanding standby letters of credit.  Term certificates due within one year as of June 30, 2014 totaled $82.8 million, or 66.2% of total term certificates.  We believe this percentage of term certificates that mature within one year reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of June 30, 2014.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2014
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Commitments to originate loans	$5,703	$—	$—	$—	$5,703
Unadvanced portions of loans:
Construction loans	2,016	5,850	—	—	7,866
Commercial real estate lines of credit	200	200	—	9,786	10,186
Home equity lines of credit	83	597	177	14,267	15,124
Consumer	—	—	—	681	681
Commercial	1,083	665	—	506	2,254
Standby letters of credit	66	—	—	—	66
Total	$9,151	$7,312	$177	$25,240	$41,880

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	June 30, 2014
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$8,000	$33,000	$18,000	$—	$59,000
Operating leases	200	307	263	408	1,178
Total contractual obligations	$8,200	$33,307	$18,263	$408	$60,178

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2014 and September 30, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014 (Unaudited):
Total Capital (to Risk Weighted Assets)	$95,402	24.51%	$31,138	8.0%	$38,922	10.0%
Tier 1 Capital (to Risk Weighted Assets)	91,379	23.48	15,569	4.0	23,353	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	91,379	15.10	24,210	4.0	30,263	5.0

September 30, 2013:
Total Capital (to Risk Weighted Assets)	$92,122	24.83%	$29,677	8.0%	$37,097	10.0%
Tier 1 Capital (to Risk Weighted Assets)	88,085	23.74	14,839	4.0	22,258	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	88,085	15.08	23,369	4.0	29,212	5.0

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

For the quarter ended June 30, 2014, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of June 30, 2014, the estimated changes in the Bank’s net interest income that would result.

			Economic Value of Equity (2)		Net Interest Income
Changes in Interest Rates		Estimated	Estimated Increase (Decrease)		Estimated Net Interest	Estimated Increase (Decrease)
(basis points)(1)		EVE (2)	Amount	Percent	Income	Amount	Percent
		(Unaudited)
		(Dollars in thousands)

+300	bp	84,860	$(28,328)	(25.0)%	$16,417	$(1,687)	(9.3)%
+200	bp	97,505	(15,683)	(13.9)%	17,528	(576)	(3.2)%
+100	bp	107,296	(5,892)	(5.2)%	18,065	(39)	(0.2)%
0	bp	113,188	—	—%	18,104	—	—%
-100	bp	118,258	5,070	4.5%	17,417	(687)	(3.8)%

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  At June 30, 2014, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, its President, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of June 30, 2014.  Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the three and nine months ended June 30, 2014, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed December 13, 2013, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

At June 30, 2014, total repurchases under the repurchase program were 1,254,039 shares at an average price of $16.23.  During the quarter ended June 30, 2014, the Company purchased 77,300 shares at an average price of $18.15 as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
	(Unaudited)
April 1-30, 2014	51,700	$18.08	43,300	127,498

May 1-31, 2014	16,900	$18.26	16,900	110,598

June 1-30, 2014	8,700	$18.37	8,700	101,898
Total	77,300	$18.15	68,900

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

PEOPLES FEDERAL BANCSHARES, INC.

Date:	August 8, 2014	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date:	August 8, 2014	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer