Form 10-K
period 2014-09-30
Peoples Federal Bancshares, Inc.
filed 2014-12-12
CIK 1485964

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the Registrant's shares of common stock as of March 28, 2014, the last business day of the registrant's second fiscal quarter was approximately $80.3 million.

         The number of shares outstanding of the registrant's common stock as of November 30, 2014 was 6,239,436.

DOCUMENTS INCORPORATED BY REFERENCE

         None

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

  •
  our ability to successfully complete our merger with and into Independent Bank Corp.;

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

Item 1.    BUSINESS

Peoples Federal Bancshares, Inc.

        Peoples Federal Bancshares, Inc. (the "Company" or "Peoples Federal Bancshares") is a Maryland corporation that owns 100% of the common stock of Peoples Federal Savings Bank ("Peoples Federal" or the "Bank"). The Company was incorporated in March 2010 to become the holding company of the Bank in connection with Peoples Federal's mutual to stock conversion in July 2010. Other than holding the common stock of the Bank and the common stock of Peoples Funding Corporation, a Massachusetts corporation that was formed by the Company for the sole purpose of making a loan to Peoples Federal's Employee Stock Ownership Plan, the Company has not engaged in any business to date.

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

        On August 5, 2014, Peoples Federal Bancshares, Inc. (the "Company") announced that it had signed a definitive Agreement and Plan of Merger ("Merger Agreement") with Independent Bank Corp. ("Independent"), a Massachusetts corporation. Pursuant to the Merger Agreement, Independent will acquire the Company in a 60% stock and 40% cash merger transaction valued at approximately $130.6 million, based upon Independent's $36.17 per share closing price on August 4, 2014.

        The Merger Agreement provides that the Company will be merged with and into Independent (the "Merger"), with Independent continuing as the surviving corporation. Simultaneously, with the effective time of the Merger, the Company's subsidiary bank, Peoples Federal Savings Bank, will be merged with and into Independent's subsidiary bank, Rockland Trust Company ("Rockland Trust"), with Rockland Trust continuing as the surviving entity.

        On November 25, 2014, the stockholders of the Company approved the Merger. The Company anticipates that the Merger will close in the first calendar-year quarter of 2015, subject to customary closing conditions and the receipt of all regulatory approvals. Upon completion of the Merger, Company stockholders will receive in exchange for each share of Company common stock, either (i) $21.00 in cash or (ii) 0.5523 of a share of Independent common stock in accordance with the terms and conditions of the Merger Agreement and have the right to elect to receive cash or stock, or a combination of cash and stock, for each share of Company common stock, subject to allocation procedures designed to ensure that 60% of the outstanding shares of Company common stock will be converted into shares of Independent common stock and 40% will be converted into cash.

        The Company has undertaken customary covenants that place restrictions on it and its subsidiaries until the effective time of the Merger. These are described in the prospectus mailed to stockholders on or about October 22, 2014.

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

Available Information

        The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission. These reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

        Our website address is www.pfsb.com. Information on our website is not incorporated into, and should not be considered a part of, this annual report.

Market Area

        The Bank's lending activities are concentrated primarily in the Boston metropolitan area and eastern Massachusetts. We conduct our operations from our eight full-service branch offices located in Brighton, Allston, West Roxbury and Jamaica Plain, in Suffolk County, Massachusetts, Brookline, Norwood and Westwood, in Norfolk County, Massachusetts and West Newton in Middlesex County, Massachusetts. The Bank considers Suffolk County, Norfolk County and portions of Middlesex County, Massachusetts as our primary market area for deposits and lending.

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

        Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in Middlesex, Norfolk and Suffolk Counties, Massachusetts. As of June 30, 2014, the latest date for which information is publicly available from the Federal Deposit Insurance Corporation ("FDIC"), there were 53 banks and thrift institutions with offices in Middlesex County, Massachusetts, 49 banks and thrift institutions with offices in Norfolk County, Massachusetts and 44 banks and thrift institutions with offices in Suffolk County, Massachusetts. At June 30, 2014, we had less than a 1.0% market share in all of the communities in which we operate.

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

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, excluding loans held-for-sale, by type of loan at the dates indicated:

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family(1)(2)	$330,683	67.5%	$308,917	65.8%	$297,412	65.5%	$253,872	61.8%	$239,257	62.8%
Multi-family	72,818	14.9	68,021	14.5	66,651	14.7	61,881	15.1	47,880	12.6
Commercial real estate	54,490	11.1	60,467	12.9	64,431	14.2	71,668	17.4	67,901	17.8
Construction	18,336	3.7	17,148	3.7	11,174	2.4	14,297	3.5	19,384	5.1
Consumer loans	4,151	0.9	5,359	1.1	6,867	1.5	4,583	1.1	2,113	0.5
Commercial loans	9,454	1.9	9,419	2.0	7,823	1.7	4,448	1.1	4,452	1.2

Total loans	489,932	100.0%	469,331	100.0%	454,358	100.0%	410,749	100.0%	380,987	100.0%

Deferred loan costs (fees), net	967		755		567		45		(120)
Allowance for loan losses	(4,026)		(4,037)		(3,891)		(3,371)		(3,203)

Total loans, net	$486,873		$466,049		$451,034		$407,423		$377,664

(1)
Includes $11.9 million, $11.2 million, $15.7 million, $16.4 million and $20.1 million of home equity loans and lines of credit at September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)
Includes $124.3 million, $130.9 million, $119.8 million, $131.2 million and $122.2 million of loans collateralized by non-owner occupied properties, all of which were located in our market area, at September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Residential Loans
					Commercial Real Estate
	One-to Four-family		Multi-family				Construction Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2015	$57	4.50%	$—	—%	$2,483	3.89%	$12,373	4.74%
2016	194	5.58	16	4.00	57	3.31	5,963	4.72
2017	1,138	5.21	121	2.88	2,636	4.22	—	—
2018 to 2019	1,880	4.32	1,227	3.53	524	3.35	—	—
2020 to 2024	17,048	3.92	7,957	4.16	6,136	3.31	—	—
2025 to 2029	95,169	3.65	9,740	3.72	10,139	4.06	—	—
2030 and beyond	215,197	3.90	53,757	4.07	32,515	4.12	—	—

Total	$330,683	3.84%	$72,818	4.02%	$54,490	4.00%	$18,336	4.73%

	Consumer Loans		Commercial Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending September 30,
2015	$100	6.95%	$1,533	4.15%	$16,546	4.57%
2016	202	6.89	180	4.47	6,612	4.79
2017	2,186	4.56	998	4.77	7,079	4.54
2018 to 2019	1,178	4.70	1,453	5.25	6,262	4.37
2020 to 2024	171	4.37	1,047	5.20	32,359	3.91
2025 to 2029	41	9.99	—	—	115,089	3.69
2030 and beyond	273	15.84	4,243	3.00	305,985	3.95

Total	$4,151	5.56%	$9,454	3.99%	$489,932	3.93%

        The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2014 that are contractually due after September 30, 2015:

	Due After September 30, 2015
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$143,337	$187,289	$330,626
Multi-family	8,657	64,161	72,818
Commercial real estate	6,696	45,311	52,007
Construction	—	5,963	5,963
Consumer loans	3,838	213	4,051
Commercial loans	1,290	6,631	7,921

Total loans	$163,818	$309,568	$473,386

        One- to Four-family Residential Mortgage Loans.    At September 30, 2014, $318.8 million, or 65.1% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years.

        One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines and loans that conform to such guidelines are referred to as "conforming loans." The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000, but is $523,750 for single-family homes located in the Boston metropolitan area. The Bank also originates loans above this amount, which are referred to as "jumbo loans." The Bank's maximum loan amount for these loans is generally $3.5 million. The Bank generally underwrites jumbo loans in a manner similar to conforming loans. Jumbo loans are common in our market area. In addition to single-family dwellings, much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties, all of which are classified as one- to four-family residential mortgage loans. At September 30, 2014, our largest one- to four-family residential mortgage loan was $1.8 million and was performing in accordance with its repayment terms. At September 30, 2014, we had $2.7 million past due one- to four-family residential mortgages, of which $1.5 million was greater than 90 days delinquent and on non-accrual.

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

        Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower's primary residence, secondary residence or one- to four-family investment properties. At September 30, 2014, $11.9 million, or 2.4% of our total loan portfolio, consisted of home equity loans and lines of credit. Home equity lines of credit have a maximum term of 20 years and are originated with adjustable rates of interest that are based, generally, upon the Prime Rate. The borrower is permitted to draw against the line during the initial 10 years of the line. Our home equity loans are originated with fixed rates of interest with terms of up to 15 years.

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

        Multi-family Real Estate Loans.    The Bank originates multi-family real estate loans with either fixed rates (up to 15 years) or adjustable rates (amortization up to 30 years) generally with initial principal balances of up to $4.0 million and with a maximum loan to value ratio of 75%. Additionally, in evaluating a proposed multi-family real estate loan, the Bank will emphasize the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from multi-family real estate borrowers. At September 30, 2014, $72.8 million, or 14.9% of our total loan portfolio, consisted of multi-family real estate loans.

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

        At September 30, 2014, our largest multi-family real estate loan had a balance of $4.5 million and was secured by a 31-unit apartment building in our primary market area. At September 30, 2014, this loan was performing in accordance with its repayment terms. At September 30, 2014, we did not have any multi-family real estate loans that were delinquent.

        Commercial Real Estate Loans.    At September 30, 2014, $54.5 million, or 11.1% of our total loan portfolio, consisted of commercial real estate loans, which we define as loans that are secured by properties that are occupied primarily (50% or more) by commercial entities. Similar to our multi-family lending, we will originate commercial real estate loans with either fixed rates (up to 15 years) or adjustable rates (amortization up to 30 years), generally with initial principal balances of up to $4.0 million with a maximum loan to value ratio of 75%.

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

        At September 30, 2014, our largest commercial real estate loan had a balance of $3.3 million, and was secured by a single tenant commercial property located in our market area. At September 30, 2014, this loan was performing in accordance with its repayment terms. At September 30, 2014, we had $312,000 in past due commercial real estate loans which were also greater than 90 days delinquent and on non-accrual.

        Construction Loans.    The Bank also originates construction loans for one- to four-family residential properties, multi-family properties and commercial properties. As of September 30, 2014, $18.3 million, or 3.7% of our total loan portfolio, consisted of construction loans, most of which were secured by one-to four-family residential real estate.

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

        Consumer Loans.    The Bank's consumer lending has been limited. At September 30, 2014, we had $4.1 million of consumer loans outstanding, representing 0.9% of the total loan portfolio. Consumer loans consist of loans secured by deposits, auto loans, overdraft lines of credit and various personal installment loans. The Bank offers a reduced interest rate on certain consumer loans for those customers who direct us to make automatic withdrawals from their Peoples Federal accounts for the monthly payments on their consumer loans.

        Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At September 30, 2014, we had $20,000 in past due consumer loans, of which $16,000 was greater than 90 days delinquent and on non-accrual.

        Commercial Loans.    The Bank originates commercial term loans and variable lines of credit to small- and medium-sized companies in our primary market area. The Bank's commercial loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. These loans are secured by business assets other than real estate, such as business equipment and inventory or accounts receivable. The commercial business loans that are offered are floating-rate loans indexed to the prime rate as published in The Wall Street Journal and fixed-rate loans with terms ranging from one to seven years. The commercial loan portfolio consists primarily of secured loans. At September 30, 2014, we had $9.5 million of commercial loans outstanding, representing 1.9% of the total loan portfolio. At September 30, 2014, we had $39,000 past due commercial loans, which were less than 60 days delinquent.

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

        At September 30, 2014, our largest commercial lending relationship was $8.3 million consisting of three commercial loans secured by marketable securities. At September 30, 2014, these loans were performing in accordance with their repayment terms.

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

        We also purchase whole loans or participation loans to supplement our lending portfolio. Whole loans purchased totaled $116.5 million at September 30, 2014. We perform our underwriting analysis on each loan purchased using the same standards used for similar loans originated. The loans purchased are generally in our market area.

        Loan participations that we purchased totaled $11.4 million at September 30, 2014. Loan participations are also subject to the same credit analysis and loan approvals as loans the Bank originates. The Bank is permitted to review all of the documentation relating to any loan in which the Bank participates. However, as with purchased loans, the Bank does not service purchased participation loans. Thus, with respect to purchased loans and participations, the Bank is subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

        The following table shows our loan originations, loan purchases and principal repayment activity for loans originated for our portfolio during the periods indicated. Loans are presented net of loans in process. The following table does not reflect loans that are originated for sale to the Federal Home Loan Mortgage Corporation.

	Years Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Total loans at beginning of period	$469,331	$454,358	$410,749	$380,987	$366,145
Loans originated:
Mortgage loans:
Residential loans:
One-to four-family	30,148	53,088	73,044	80,079	40,302
Multi-family	12,001	16,571	14,124	20,776	2,664
Commercial real estate	7,190	13,654	6,032	12,777	11,960
Construction	23,916	23,863	14,203	11,862	16,389

Total mortgage loans	73,255	107,176	107,403	125,494	71,315
Consumer loans	1,312	3,149	1,576	1,321	1,084
Commercial loans	1,307	2,927	3,972	8,198	1,078

Total loans originated	75,874	113,252	112,951	135,013	73,477

Loan purchased:
Residential loans:
One-to four-family	40,831	31,151	40,268	31,071	35,716
Consumer loans	—	—	3,088	2,804	—

Total loans purchased	40,831	31,151	43,356	33,875	35,716

Total loans originated and purchased	116,705	144,403	156,307	168,888	109,193
Deduct:
Principal repayments	(96,104)	(129,430)	(112,698)	(139,126)	(94,351)

Net loan activity	20,601	14,973	43,609	29,762	14,842

Total loans at end of period	$489,932	$469,331	$454,358	$410,749	$380,987

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

        The Bank's policies and loan approval limits are established by the board of directors. Aggregate lending relationships in amounts up to $1.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of $1.0 million require the approval of the President/Chief Lending Officer and the Executive Vice President and are then ratified by the investment committee and the board of directors.

        The Bank requires appraisals of all real property securing one- to four-family residential mortgage loans, multi-family loans and commercial real estate loans. In limited circumstances, the use of a detailed appraisal may be waived by the Executive Vice President/Chief Lending Officer or the President for loans where new money borrowed is less than $250,000. All appraisers are independent, state-licensed or state-certified appraisers and are approved by the board of directors annually.

        Loans to One Borrower.    The maximum amount the Bank may lend to one borrower and the borrower's related entities generally is limited by regulation to 15% of its unimpaired capital and surplus. At September 30, 2014, Peoples Federal's regulatory limit on loans to one borrower was $14.5 million. At that date, the Bank's largest lending relationship was $11.9 million and was secured by real property. This relationship consists of 33 real estate mortgage loans, each of which was performing in accordance with its original terms, at September 30, 2014.

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

	At September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
Residential loans:
One-to four-family	$1,493	$1,846	$1,536	$2,541	$1,954
Multi-family	—	—	—	—	—
Commercial real estate(1)	312	—	1,868	671	225
Construction	—	—	—	—	—
Consumer loans	16	—	—	38	1
Commercial loans	—	—	13	—	—

Total non-accrual loans	1,821	1,846	3,417	3,250	2,180

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—
Troubled debt restructurings—accruing(2)(3)	299	303	—	—	—

Total accruing non-performing loans	299	303	—	—	—

Total non-performing loans	2,120	2,149	3,417	3,250	2,180

Other real estate owned	—	—	—	—	795

Total non-performing assets(4)	$2,120	$2,149	$3,417	$3,250	$2,975

Ratios:
Non-performing loans to total loans	0.43%	0.46%	0.75%	0.79%	0.57%
Non-performing assets to total assets	0.35%	0.37%	0.60%	0.59%	0.54%

(1)
At September 30, 2012, amount consists of one non-performing TDR.

(2)
At September 30, 2013, amount consists of one commercial real estate TDR performing for less than 6 months.

(3)
At September 30, 2014, consists of one commercial real estate TDR performing for greater than 6 months, however, management continues to classify the loan as non-performing.

(4)
At September 30, 2014, 2013, 2012, 2011 and 2010, loans totaling $2.1 million, $2.1 million, $3.4 million, $3.3 million and $2.1 million, respectively, were rated substandard. See—Classification of Assets.

        For the fiscal year ended September 30, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $24,000. Interest income recognized on such loans for the fiscal year ended September 30, 2014 was $22,000.

        Troubled Debt Restructurings.    We periodically modify loans to extend the term or make other concessions to enable a borrower stay current on its loan and to avoid foreclosure. TDRs that have been performing in accordance with their modified terms for a period of less than six months are classified as non-performing, however, management may continue to classify a loan as a non-performing TDR for a longer period. At September 30, 2014, we had one commercial real estate loan classified as a TDR with a balance of $299,000 that was accruing and performing in accordance with its modified terms and conditions for a period of greater than six months, however, management continues to classify the loan as non-performing.

        Delinquent Loans.    The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	30 - 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2014
Mortgage loans:
Residential loans:
One-to four-family	10	$1,207	8	$1,493	18	$2,700
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	1	312	1	312
Construction	—	—	—	—	—	—
Consumer loans	2	4	1	16	3	20
Commercial loans	2	39	—	—	2	39

Total loans	14	$1,250	10	$1,821	24	$3,071

At September 30, 2013
Mortgage loans:
Residential loans:
One-to four-family	4	$629	10	$1,846	14	$2,475
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	6	31	—	—	6	31
Commercial loans	1	1	—	—	1	1

Total loans	11	$661	10	$1,846	21	$2,507

At September 30, 2012
Mortgage loans:
Residential loans:
One-to four-family	6	$1,837	9	$1,536	15	$3,373
Multi-family	—	—	—	—	—	—
Commercial real estate	2	718	1	1,868	3	2,586
Construction	—	—	—	—	—	—
Consumer loans	8	54	—	—	8	54
Commercial loans	1	1	1	13	2	14

Total loans	17	$2,610	11	$3,417	28	$6,027

At September 30, 2011
Mortgage loans:
Residential loans:
One-to four-family	8	$1,140	15	$2,541	23	$3,681
Multi-family	1	186	—	—	1	186
Commercial real estate	2	2,053	1	671	3	2,724
Construction	—	—	—	—	—	—
Consumer loans	6	16	2	38	8	54
Commercial loans	—	—	—	—	—	—

Total loans	17	$3,395	18	$3,250	35	$6,645

At September 30, 2010
Mortgage loans:
Residential loans:
One-to four-family	12	$1,483	10	$1,954	22	$3,437
Multi-family	1	207	—	—	1	207
Commercial real estate	4	3,291	1	225	5	3,516
Construction	—	—	—	—	—	—
Consumer loans	9	34	1	1	10	35
Commercial loans	1	2	—	—	1	2

Total loans	27	$5,017	12	$2,180	39	$7,197

        Other Real Estate Owned.    Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. As of September 30, 2014, 2013, 2012 and 2011, we had no other real estate owned. As of September 30, 2010, we had $795,000 in other real estate owned.

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

	At September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Classified assets:
Substandard	$3,384	$4,100	$9,620	$12,569	$6,678
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified assets	3,384	4,100	9,620	12,569	6,678
Special mention	2,142	2,357	10,546	4,036	4,452

Total criticized assets	$5,526	$6,457	$20,166	$16,605	$11,130

        At September 30, 2014, we had $3.4 million of substandard assets, of which $2.8 million were one- to four-family residential mortgage loans, $611,000 were commercial real estate loans, and $5,000 were commercial loans. At September 30, 2014, we had assets designated special mention totaling $2.1 million of which $1.5 million were commercial real estate loans and $645,000 were commercial loans.

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

  (1)
  Allocated component is established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan's observable market price, if any, or the fair value of the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Specific allowances are based on the present value of expected cash flows if the loan is not collateral dependent. Impaired loans for which the estimated fair value of the loan, or the loan's observable market price or the fair value of the underlying collateral if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

  (2)
  General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

        Historically, we have experienced limited loan losses and, therefore, have relied on industry data and our assessed risks to determine loss factors for calculating our allowance for loan losses. More recently, as we have experienced manageable loan losses, we have utilized our own historical loss experience in determining applicable portions of the allowance for loan losses. During the fiscal year ended September 30, 2014, we have continued to use the same methodology in our calculation of the required allowance for loan losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended September 30, 2014 and 2013—Provision for Loan Losses."

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

        The following table sets forth the Bank's amount of allowance by loan segment and the percent of the loans to total loans in each of the segments listed at the dates indicated. The allowance for loan losses allocated to each segment is not necessarily indicative of future losses in any particular segment and does not restrict the use of the allowance to absorb losses in other segments:

	September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$2,019	67.5%	$1,930	65.8%	$1,847	65.5%	$1,550	61.8%	$1,481	62.8%
Multi-family	787	14.9	728	14.5	759	14.7	601	15.1	502	12.6
Commercial real estate	626	11.1	719	12.9	768	14.2	670	17.4	684	17.8
Construction	225	3.7	249	3.7	134	2.4	292	3.5	340	5.1
Consumer loans	66	0.9	86	1.1	157	1.5	91	1.1	42	0.5
Commercial loans	129	1.9	135	2.0	93	1.7	40	1.1	40	1.2
Unallocated	174	—	190	—	133	—	127	—	114	—

Total allowance	$4,026	100.0%	$4,037	100.0%	$3,891	100.0%	$3,371	100.0%	$3,203	100.0%

        During the year ended September 30, 2014, management evaluated and modified some of the qualitative factors associated with the mortgage loan and consumer loan portfolios. In particular, management modified the qualitative factors associated with the one- to four-family residential, multi-family construction and commercial real estate segments based upon increased originations and changing economic factors.

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

        Securities.    At September 30, 2014, our securities portfolio consisted of U.S. Government corporations and agency securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae and had a fair value of $45.8 million, or 7.6% of total assets, and an amortized cost of $45.9 million. At September 30, 2014, none of the underlying collateral consisted of subprime or Alt-A (traditionally defined as loans having less than full documentation) loans. At September 30, 2014, we held no common or preferred stock of Fannie Mae or Freddie Mac. See "Management's Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities" for a discussion of the recent performance of our securities portfolio.

        The following table sets forth the amortized cost and estimated fair value of our securities portfolios (excluding FHLB of Boston stock) at the dates indicated.

	At September 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$—	$—	$8,000	$7,987	$17,000	$17,057
Mortgage-backed securities	8,863	8,819	6,275	6,238	4,464	4,596

Total securities available-for-sale	$8,863	$8,819	$14,275	$14,225	$21,464	$21,653

Securities held-to-maturity:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$5,000	$4,955	$5,000	$4,910	$—	$—
Mortgage-backed securities	32,010	32,010	27,054	27,195	25,921	26,746

Total securities held-to-maturity	$37,010	$36,965	$32,054	$32,105	$25,921	$26,746

        At September 30, 2014, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our consolidated equity.

        Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at September 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made, as we did not hold any tax-free investment securities at September 30, 2014.

	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Mortgage-backed securities	$—	—%	$—	—%	$5,639	2.27%	$3,224	2.69%	$8,863	$8,819	2.42%

Total debt securities available-for-sale	$—	—%	$—	—%	$5,639	2.27%	$3,224	2.69%	$8,863	$8,819	2.42%

Securities held-to-maturity:
Debt securities:
Debt securities issued by U.S. Government corporations and agencies	$—	—%	$5,000	0.93%	$—	—%	$—	—%	$5,000	$4,955	0.93%
Mortgage-backed securities	—	—	—	—	11,355	2.40	20,655	2.94	32,010	32,010	2.75

Total debt securities held-to-maturity	$—	—%	$5,000	0.93%	$11,355	2.40%	$20,655	2.94%	$37,010	$36,965	2.50%

        Bank Owned Life Insurance.    We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At September 30, 2014, this limit was $24.1 million, and we had invested $20.6 million in bank owned life insurance at that date.

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

        Deposits.    We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, term certificates, NOW accounts, money market deposits and regular checking accounts. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. Historically, other than deposits that we have accepted through the Certificate of Deposit Account Registry Service ("CDARS") program, which are classified as brokered deposits for regulatory purposes, we have not accepted brokered deposits. At September 30, 2014, CDARS deposits totaled $7.3 million.

        The Bank continues to rely on its money-market accounts as a funding source, marketing the product using competitive pricing in a low interest rate environment and during a time when many customers do not want longer-term, fixed-rate term certificates. Money market deposits account balances totaled $153.7 million, or 35.4% of deposits at September 30, 2014, versus $150.4 million, or

35.4% of deposits, at September 30, 2013. In addition to our retail funding sources, we have chosen to fund our operations utilizing FHLB of Boston advances.

        At September 30, 2014, we had a total of $122.1 million in term certificates, of which $66.8 million, or 54.7%, had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

        The following table sets forth the distribution of our average total deposit accounts (including interest-bearing and non-interest bearing deposits), by account type, for the periods indicated.

	For the Years Ended September 30,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposits	$57,490	13.4%	—%	$52,293	12.4%	—%	$41,816	10.2%	—%
NOW deposits	41,823	9.7	0.06	38,220	9.0	0.06	36,724	8.9	0.11
Money market deposits	152,107	35.5	0.41	152,967	36.1	0.50	153,789	37.4	0.69
Savings	56,101	13.1	0.10	53,727	12.7	0.13	48,675	11.8	0.18
Term certificates	121,342	28.3	0.89	126,255	29.8	1.01	130,326	31.7	1.20

Total deposits	$428,863	100.0%	0.42%	$423,462	100.0%	0.49%	$411,330	100.0%	0.67%

        The following table sets forth term certificates classified by interest rate as of the dates indicated.

	At September 30,
	2014	2013	2012
	(In thousands)
Interest Rate:
Less than 2.00%	$119,567	$114,899	$116,475
2.00% through 2.99%	2,496	5,929	9,759
3.00% through 3.99%	—	—	1,510
4.00% through 4.99%	—	—	3

Total	$122,063	$120,828	$127,747

        The following table sets forth, by interest rate ranges, information concerning our term certificates.

	At September 30, 2014
	Period to Maturity
	Less Than or Equal to One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	Thereafter	Total	Percent of Total
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$64,920	$41,515	$8,230	$3,239	$1,663	$119,567	98.0%
2.00% through 2.99%	1,891	—	—	605	—	2,496	2.0%

Total	$66,811	$41,515	$8,230	$3,844	$1,663	$122,063	100.0%

        As of September 30, 2014, the aggregate amount of outstanding term certificates in amounts greater than or equal to $100,000 was approximately $63.8 million. The following table sets forth the maturity of those certificates as of September 30, 2014.

Amount
(In thousands)
Three months or less	$13,263
Over three months through six months	7,422
Over six months through one year	9,676
Over one year through three years	31,168
Over three years	2,300

$63,829

        Borrowings.    Our borrowings consist of advances from the FHLB of Boston. The Bank utilizes advances from the FHLB of Boston to supplement the Bank's investable funds. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of the Bank's mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Boston's assessment of the institution's creditworthiness. At September 30, 2014, we had $53.0 million of FHLB of Boston advances, and we had access to additional FHLB of Boston advances of up to $68.0 million. Advances from the FHLB of Boston are secured by our investment in the capital stock of the FHLB of Boston as well as by a blanket lien on qualified collateral.

        During the fiscal year ended September 30, 2014, our borrowings increased $9.0 million, or 20.5%. The increase was the result of the Bank's strategy to include wholesale borrowing from the FHLB of Boston as a funding source in an effort to fund lending growth. FHLB of Boston advances continue to remain an important funding source of our ongoing asset/liability management strategy.

        The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	At or For The Years Ended September 30,
	2014	2013	2012
	(Dollars in thousands)
Short-term borrowings:
Balance at end of period:	$2,000	$6,000	$8,000
Average balance during the period:	$5,851	$6,411	$1,235
Maximum outstanding at any month-end period:	$8,000	$8,000	$8,000
Weighted average interest rate at end of period:	0.37%	0.36%	0.34%
Average interest rate during period:	0.34%	0.37%	0.32%
Long-term debt:
Balance at end of period:	$51,000	$38,000	$25,000
Average balance during the period:	$47,765	$27,107	$21,481
Maximum outstanding at any month-end period:	$55,000	$38,000	$27,000
Weighted average interest rate at end of period:	1.25%	1.73%	2.34%
Average interest rate during period:	1.46%	2.15%	2.61%

Personnel

        As of September 30, 2014, we had 69 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activity

        The Bank is a wholly-owned subsidiary of the Company. Additionally, the Company formed Peoples Funding Corporation, which has the sole purpose of funding a loan to Peoples Federal's Employee Stock Ownership Plan.

        Peoples Federal Savings Bank has no subsidiaries.

Regulation and Supervision

        General.    The Bank is supervised and examined by the OCC and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is a member of and owns stock in the FHLB of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System . The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), governing reserves to be maintained against deposits and other matters. The OCC examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank's loan documents.

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

        The legislation also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

        At September 30, 2014, the Bank's capital exceeded all applicable requirements.

        Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2014 the Bank's largest lending relationship with a single or related group of borrowers totaled $11.9 million, which represented 12.3% of the Bank's unimpaired capital and surplus. Therefore, the Bank was in compliance with the loans-to-one borrower limitations.

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

        A savings bank that fails the QTL test is subject to certain operating restrictions. In addition, the Dodd-Frank Act made noncompliance by a savings bank with the QTL test potentially subject to agency enforcement action for violation of laws. At September 30, 2014, the Bank maintained approximately 87.5% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

        Federal Home Loan Bank System.    The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Boston, the Bank is required to acquire and hold shares of capital stock in the FHLB of Boston. As of September 30, 2014, the Bank was in compliance with this requirement.

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

Item 1A.    RISK FACTORS

        Risk factors related to our business are set forth below. Additional risk factors related to our pending merger with Independent Bank Corp. may be found in our definitive proxy statement filed with the SEC on October 22, 2014.

Because we intend to continue to emphasize our commercial real estate and multi-family loan originations, our credit risk will increase, and continued downturns in the local real estate market or economy could adversely affect our earnings.

        We intend to continue originating commercial real estate and multi-family loans. At September 30, 2014, $72.8 million, or 14.9%, of our total loan portfolio consisted of multi-family loans and an additional $54.5 million, or 11.1% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate and multi-family loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and multi-family loans depends on the successful management and operation of the borrower's properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and multi-family loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower's business, thereby increasing the risk of non-performing loans. As our commercial real estate and multi-family loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

A portion of our one- to four-family residential mortgage loans is comprised of non-owner occupied properties, which increases the credit risk on this portion of our loan portfolio.

        Much of the housing stock in our primary lending market area is comprised of two-, three- and four-unit properties. At September 30, 2014, of the $330.7 million of one-to four-family residential mortgage loans in our portfolio, $124.3 million, or 37.6% of this amount, were comprised of non-owner occupied properties. We believe that there is a greater credit risk inherent in two-, three- and four-unit properties and especially in investor-owner and non-owner occupied properties, than in owner-occupied one-unit properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower's ability to lease the units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower's ability to repay the loan.

We make and hold in our portfolio construction loans, which are considered to have greater credit risk than other types of residential loans made by financial institutions.

        We originate construction loans for one- to four-family residential properties, multi-family properties and commercial properties, including commercial "mixed-use" buildings and homes built by developers on speculative, undeveloped property. At September 30, 2014, $18.3 million, or 3.7% of our total loan portfolio consisted of construction loans, of which $14.7 million were secured by one-to four-family residential real estate, $3.5 million were secured by multi-family residential real estate and $115,000 were secured by commercial real estate loans. Construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our future earnings.

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

        Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. At September 30, 2014, $187.3 million, or 56.6% of our $330.7 million one- to four-family residential mortgage loans at such date, had adjustable rates of interest. If interest rates increase, the rates on these loans will, in turn, increase, thereby increasing the risk that borrowers will not be able to repay these loans.

        Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of debt securities moves inversely with changes in interest rates.

        At September 30, 2014, our internal "rate shock" analysis indicated that our economic value of equity (the discounted present value of expected cash flows from interest-earning assets, interest-bearing liabilities and off-balance sheet contracts) would decrease by $12.6 million, or 10.9%, if there was an instantaneous 200 basis point increase in market interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk."

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

        We own stock of the FHLB of Boston. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB of Boston's advance program. The aggregate cost of our FHLB of Boston stock as of September 30, 2014 was $4.3 million. FHLB stock is not a marketable security and can only be redeemed by the FHLB.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We operate from our main office and seven full-service branches located in Brighton, Allston, West Roxbury, Jamaica Plain, Brookline, West Newton, Norwood and Westwood Massachusetts. The net book value of our premises, land and equipment was $3.6 million at September 30, 2014.

        The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Date of Lease Options Expiration
Main Office:
435 Market Street(1)	Owned	1977	N/A	N/A
Brighton, Massachusetts 02135
Full Service Branches:
Allston	Owned	1996	N/A	N/A
229 North Harvard Street
Allston, Massachusetts 02134
Brookline	Owned	1955	N/A	N/A
264 Washington Street
Brookline, Massachusetts 02445
Jamaica Plain	Leased	2001	02/29/16	N/A
725 Centre Street
Jamaica Plain, Massachusetts 02130
Norwood	Owned	2005	N/A	N/A
61 Lenox Street
Norwood, Massachusetts 02062
West Newton	Leased	2010	06/12/21	06/12/31
989-1001 Watertown Street
West Newton, Massachusetts 02465
West Roxbury	Owned	1997	N/A	N/A
1905 Centre Street
West Roxbury, Massachusetts 02132
Westwood	Leased	2013	01/13/24	01/12/44
670 High Street
Westwood, MA 02090

(1)
Main office has a full service branch.

ITEM 3.    LEGAL PROCEEDINGS

        Other than as set forth below, at September 30, 2014, we were not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

        On October 14, 2014, an action captioned Morris et al. v Peoples Federal Bancshares, Inc., Case No. 24C14005836 (the "Complaint") was filed in the Circuit Court for Baltimore City (the "Maryland Court") on behalf of a putative class of Company stockholders against the Company, its current directors, the Bank, Independent and Rockland Trust. The Complaint generally alleges, among other things, that (i) the Company's directors breached their fiduciary duties by approving the Merger and failed to maximize stockholder value; (ii) the Company and Independent aided and abetted such breaches; and (iii) the proxy statement was deficient in that it failed to disclose certain information. The Complaint seeks, among other relief, injunctive relief, damages and attorney's fees. The Company, its board of directors, the Bank, Independent and Rockland Trust deny any wrongdoing in connection with the proposed Merger and maintain that they diligently and scrupulously complied with any and all fiduciary and other legal duties.

        On November 19, 2014, the defendants entered into a memorandum of understanding with the Morris et al. v Peoples Federal Bancshares, Inc. plaintiffs regarding the settlement of that action. In connection with the settlement contemplated by the memorandum of understanding, the Company has agreed to make certain additional disclosures related to the proposed Merger, which are contained in the current report Form 8-K, filed on November 20, 2014. The memorandum of understanding contemplates that the parties will seek to enter into a stipulation of settlement.

        The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company's stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Maryland Court will consider the fairness, reasonableness, and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Maryland Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may not be consummated.

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

Fiscal Year Ending September 30,	High	Low	Dividends Declared Per Share
2014
First Quarter	$18.09	$17.10	$0.29	(1)
Second Quarter	18.22	17.66	0.04
Third Quarter	18.80	17.81	0.05
Fourth Quarter	21.00	17.82	0.05
2013
First Quarter	$17.50	$16.10	$0.28	(2)
Second Quarter	19.28	17.09	0.03
Third Quarter	19.21	17.62	0.04
Fourth Quarter	19.24	17.29	0.04

(1)
Includes a special dividend of $0.25 per share that was paid on December 20, 2013.

(2)
Includes a special dividend of $0.25 per share that was paid on December 21, 2012.

Holders.

        The approximate number of holders of record of the Company's common stock as of November 30, 2014 was 505. Certain shares of the Company, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividends.

        The Company began paying a quarterly dividend during the fourth quarter of fiscal 2012. We expect that, subject to regulatory requirements and our financial condition and results of operations, quarterly dividends will continue to be paid in the future until the consummation of our acquisition by Independent Bank Corp. In addition, the board of directors may declare and pay periodic special cash dividends in addition to, or in lieu of, regular cash dividends. The Company cannot guarantee that it will pay dividends or that if paid, the Company will not reduce or eliminate dividends in the future. See Item 1 "Regulations and Supervision—Capital Distributions" for information relating to restrictions on dividends. If the Company issues preferred stock, the holders of the preferred stock may have dividend preferences over the holders of common stock.

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

        The following table provides information as of September 30, 2014, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance:

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

	7/7/2010	9/30/2011	9/30/2012	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014
PEOP	100.00	123.37	166.15	167.50	170.58	172.12	177.50	192.31
Russell 2000	100.00	105.31	136.91	175.55	190.24	191.78	195.04	180.11
SNL New England U.S. Bank	100.00	88.87	117.91	171.92	192.51	184.53	179.70	194.63
SNL New England U.S. Thrift	100.00	94.25	106.39	123.17	130.83	129.63	130.61	126.29

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

        At September 30, 2014, total repurchases under the repurchase program were 1,254,039 shares at an average price of $16.23. The Company did not repurchase any shares under the repurchase program during the fiscal quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	—	$—	—	101,898
August 1 - 31, 2014	—	$—	—	101,898
September 1 - 30, 2014	—	$—	—	101,898

Total	—	$—	—

        On February 21, 2014, the Company repurchased 3,100 shares of Company stock at $18.09 per share and on August 20, 2014 the Company repurchased 2,000 shares of Company stock at $19.88 per share in connection with the vesting of restricted stock awards.

ITEM 6.    SELECTED FINANCIAL DATA

	At or For the Years Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$601,284	$585,246	$570,827	$554,189	$545,937
Total cash and cash equivalents	32,112	37,134	36,241	61,729	113,863
Securities available-for-sale	8,819	14,225	21,653	28,452	23,596
Securities held-to-maturity	37,010	32,054	25,921	19,713	—
Loans, net	486,873	466,049	451,034	407,423	377,664
Loans held for sale	—	—	—	—	260
Other real estate owned	—	—	—	—	795
Cash surrender value of life insurance policies	20,639	20,007	19,364	18,713	11,670
Federal Home Loan Bank stock, at cost	4,252	3,775	4,014	4,339	4,339
Deposits	434,537	425,093	416,748	416,645	390,839
Federal Home Loan Bank advances	53,000	44,000	33,000	18,000	33,000
Total stockholders' equity	103,890	106,352	110,538	115,702	114,360
Selected Operating Data:
Interest and dividend income	20,120	19,393	20,329	20,590	21,086
Interest expense	2,508	2,745	3,319	4,190	6,234

Net interest and dividend income	17,612	16,648	17,010	16,400	14,852
Provision for loan losses	—	200	540	405	300

Net interest and dividend income after provision for loan losses	17,612	16,448	16,470	15,995	14,552

Net gain on sales of mortgage loans	24	189	169	178	277
Net gain on sales of securities available-for-sale	3	—	—	—	210
Other non-interest income	1,583	1,665	1,664	1,542	1,453

Total non-interest income	1,610	1,854	1,833	1,720	1,940

Total non-interest expense	16,218	14,346	14,126	12,787	17,055

Income (loss) before income taxes	3,004	3,956	4,177	4,928	(563)
Provision (benefit) for income taxes	1,545	1,671	2,520	1,857	(399)

Net income (loss)	$1,459	$2,285	$1,657	$3,071	$(164)

Earnings per share (basic)(1)	$0.25	$0.37	$0.26	$0.47	N/A
Earnings per share (diluted)(1)	$0.25	$0.37	$0.26	$0.47	N/A
Dividends paid per common share(1)	$0.43	$0.39	$0.03	$—	N/A
Dividend payout ratio(1)	172.00%	105.41%	11.54%	—%	N/A

(1)
Not applicable for year ended September 30, 2010 and prior years, as the Company did not issue stock until July 2010.

	At or For the Years Ended September 30,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (net income to average total assets)	0.24%	0.40%	0.30%	0.57%	(0.03)%
Return (loss) on equity (net income to average equity)	1.39%	2.11%	1.46%	2.64%	(0.23)%
Net interest rate spread(1)	3.00%	2.92%	3.12%	3.05%	3.12%
Net interest margin(2)	3.14%	3.09%	3.32%	3.31%	3.30%
Efficiency ratio(3)	84.37%	77.54%	74.97%	70.57%	101.57%
Non-interest expense to average total assets	2.72%	2.50%	2.54%	2.38%	3.34%
Average interest-earning assets to interest-bearing liabilities	1.32x	1.33x	1.31x	1.32x	1.13x
Average stockholders' equity to average total assets	17.54%	18.85%	20.37%	21.67%	13.85%
Asset Quality Ratios:
Non-performing assets to total assets	0.35%	0.37%	0.60%	0.59%	0.54%
Non-performing loans to total loans	0.43%	0.46%	0.75%	0.79%	0.57%
Allowance for loan losses to non-performing loans	189.91%	187.85%	113.87%	103.72%	146.93%
Allowance for loan losses to total loans	0.82%	0.86%	0.86%	0.82%	0.84%
Net charge-offs to average loans outstanding	—%	0.01%	0.01%	0.06%	0.08%
Capital Ratios (Bank Only):
Total capital (to risk-weighted assets)	25.34%	24.83%	24.12%	23.81%	24.43%
Tier 1 capital (to risk-weighted assets)	24.28%	23.74%	23.05%	22.86%	23.46%
Tier 1 capital (to adjusted total assets)(4)	15.40%	15.08%	14.71%	14.61%	14.11%
Other Data:
Number of full service branches	8	7	7	7	6
Full time equivalent employees	77	80	75	73	66

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        On August 5, 2014, Peoples Federal Bancshares, Inc. (the "Company") announced that it had signed a definitive Agreement and Plan of Merger ("Merger Agreement") with Independent Bank Corp. ("Independent"), a Massachusetts corporation. Pursuant to the Merger Agreement, Independent will acquire the Company in a 60% stock and 40% cash merger transaction valued at approximately $130.6 million, based upon Independent's $36.17 per share closing price on August 4, 2014.

        The Merger Agreement provides that the Company will be merged with and into Independent (the "Merger"), with Independent continuing as the surviving corporation. Simultaneously, with the effective time of the Merger, the Company's subsidiary bank, Peoples Federal Savings Bank, will be merged with and into Independent's subsidiary bank, Rockland Trust Company ("Rockland Trust"), with Rockland Trust continuing as the surviving entity.

        On November 25, 2014, the stockholders of the Company approved the Merger. The Company anticipates that the Merger will close in the first calendar-year quarter of 2015, subject to customary closing conditions and the receipt of all regulatory approvals. Upon completion of the Merger, Company stockholders will receive in exchange for each share of Company common stock, either (i) $21.00 in cash or (ii) 0.5523 of a share of Independent common stock in accordance with the terms and conditions of the Merger Agreement and have the right to elect to receive cash or stock, or a combination of cash and stock, for each share of Company common stock, subject to allocation procedures designed to ensure that 60% of the outstanding shares of Company common stock will be converted into shares of Independent common stock and 40% will be converted into cash.

        The Company has undertaken customary covenants that place restrictions on it and its subsidiaries until the effective time of the Merger. These are described in the prospectus mailed to stockholders on or about October 22, 2014.

        We have historically operated as a traditional thrift institution. A significant majority of our assets consist of long-term, fixed-rate and adjustable-rate one- to four-family residential mortgage loans, which we have funded primarily with retail deposits and FHLB of Boston advances. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including securities issued by U.S. government agencies and residential mortgage-backed securities issued by government-sponsored entities) and other interest-earning assets, primarily interest-earning deposits at other financial institutions, and the interest we pay on our interest-bearing liabilities, consisting primarily of money market accounts, savings accounts, term certificates, and FHLB of Boston advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, income derived from insurance policies we hold on certain of our executive officers, which serve as a funding source for our benefit obligations, loan servicing fees and other income and gains or losses on the sale of loans and on the sale of available-for-sale securities. Non-interest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, legal, accounting and exam fees, FDIC insurance premiums and other operating expenses. In fiscal 2014, non-interest expense also included merger expense. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

        All of our residential mortgage-backed securities have been issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, all of which are U.S. government-sponsored entities. These agencies guarantee the payment of principal and interest on our residential mortgage-backed securities. We do not own any trust preferred securities or collateralized debt obligations ("CDOs").

        Since September 30, 2010 we have increased our total assets by 10.1% from $545.9 million at September 30, 2010 to $601.3 million at September 30, 2014. During the fiscal years 2010, 2011, 2012, 2013 and 2014, we purchased approximately $179.0 million of one- to four-family residential mortgage loans, substantially all of which are higher-yielding, jumbo mortgage loans, collateralized by single-family properties in our market area.

        Our operations in recent years have also been affected by our efforts to manage our interest rate risk position by reducing our exposure to long-term, fixed-rate assets and replacing a portion of these assets with adjustable-rate loans. Specifically, during the year ended September 30, 2014, we sold $602,000 of 20- and 30-year fixed-rate, lower-yielding, conforming one- to four-family residential mortgage loans and we have used the net proceeds of these sales to repay short-term borrowings and to fund loan originations and purchases. In addition, we sold $6.0 million of securities available-for-sale with net realized gains of $3,000 during the year ended September 30, 2014. We did not sell any held-to-maturity securities during the fiscal year ended September 30, 2014.

        The low-interest rate environment during fiscal 2014 and 2013 generated a substantial amount of loan pre-payments in our one-to four-family residential mortgage loan portfolio. In addition, loan origination activity and loan purchases resulted in loan growth of $20.6 million for the year ended September 30, 2014 and $15.0 million for the year ended September 30, 2013. Management made the determination to utilize both retail deposits and FHLB of Boston advances to fund this loan growth. Accordingly, our FHLB of Boston advances increased to $53.0 million at September 30, 2014 from $44.0 million at September 30, 2013. In addition, during the same time period, our deposits increased to $434.5 million at September 30, 2014 from $425.1 million at September 30, 2013.

        We have traditionally focused on the origination of one- to four-family residential mortgage loans, the origination or participation in multi-family mortgage loans and commercial real estate loans, and at September 30, 2014, 93.5% of our loan portfolio was comprised of these types of loans. We intend to continue to emphasize the origination of these types of loans in the future.

        Our emphasis on conservative loan underwriting has resulted in relatively low levels of non-performing assets at a time when many financial institutions are experiencing significant asset quality issues. Our non-performing assets totaled $2.1 million, or 0.4% of total assets, at both September 30, 2014 and 2013. Total loan delinquencies were $3.0 million and $2.5 million, respectively, as of September 30, 2014 and 2013. Our non-performing loans and loss experience has enabled us to maintain a relatively low allowance for loan losses in relation to other peer institutions and correspondingly has resulted in low levels of provisions for loan losses. We did not make a provision for loan losses during the fiscal year ended September 30, 2014. Our provision for loan losses was $200,000 and $540,000 for the fiscal years ended September 30, 2013 and 2012, respectively.

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

        Although we maintain our allowance for loan losses at levels considered adequate to provide for the inherent risk of loss in our loan portfolio, if economic conditions differ substantially from the assumptions used in making the evaluations there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. Accordingly, the current condition of the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by the OCC, our primary regulator, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of the OCC examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

	Years Ended September 30,
	2014				2013				2012
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$482,578		$19,061	3.95%	$453,202		$18,690	4.12%	$422,198		$19,323	4.58%
Taxable securities(2)	47,713		958	2.01	40,283		600	1.49	56,856		914	1.61
Other interest-earning assets	26,278		54	0.21	41,484		87	0.21	28,864		73	0.25
FHLB stock	4,019		47	1.17	3,880		16	0.41	4,155		19	0.46

Total interest-earning assets	560,588		20,120	3.59	538,849		19,393	3.60	512,073		20,329	3.97

Non-interest-earning assets	36,203				35,834				44,030

Total assets	$596,791				$574,683				$556,103

Interest-bearing liabilities:
Deposits:
Savings	$56,101		58	0.10	$53,727		72	0.13	$48,675		90	0.18
Money market accounts	152,107		628	0.41	152,967		767	0.50	153,789		1,066	0.69
NOW accounts	41,823		26	0.06	38,220		24	0.06	36,724		40	0.11
Term certificates	121,342		1,080	0.89	126,255		1,274	1.01	130,326		1,559	1.20

Total deposits	371,373		1,792	0.48	371,169		2,137	0.58	369,514		2,755	0.75
FHLB advances	53,616		716	1.34	33,518		608	1.81	22,716		564	2.48

Total interest-bearing liabilities	424,989		2,508	0.59	404,687		2,745	0.68	392,230		3,319	0.85

Demand deposits	57,490				52,293				41,816
Other non-interest-bearing liabilities	9,628				9,380				8,762

Total non-interest-bearing liabilities	67,118				61,673				50,578

Total liabilities	492,107				466,360				442,808
Stockholders' equity	104,684				108,323				113,295

Total liabilities and stockholders' equity	$596,791				$574,683				$556,103

Net interest income			$17,612				$16,648				$17,010

Net interest rate spread(3)				3.00%				2.92%				3.12%

Net interest-earning assets(4)	$135,599				$134,162				$119,843

Net interest margin(5)				3.14%				3.09%				3.32%

Ratio of interest-earning assets to total interest-bearing liabilities	1.32	x			1.33	x			1.31	x

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

	Years Ended September 30, 2014 vs. 2013			Years Ended September 30, 2013 vs. 2012			Years Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
			Total Increase (Decrease)			Total Increase (Decrease)			Total Increase (Decrease)
	Volume	Rate		Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans(1)	$1,211	$(840)	$371	$1,419	$(2,052)	$(633)	$1,705	$(2,430)	$(725)
Taxable securities(2)	111	247	358	(267)	(47)	(314)	414	100	514
Other interest-earning assets	(32)	(1)	(33)	32	(18)	14	(109)	50	(59)
FHLB stock	1	30	31	(1)	(2)	(3)	—	9	9

Total interest-earning assets	1,291	(564)	727	1,183	(2,119)	(936)	2,010	(2,271)	(261)

Interest-bearing liabilities:
Deposits:
Savings	3	(17)	(14)	10	(28)	(18)	8	(131)	(123)
Money market accounts	(4)	(135)	(139)	(6)	(293)	(299)	82	(308)	(226)
NOW accounts	2	—	2	2	(18)	(16)	5	(29)	(24)
Term certificates	(50)	(144)	(194)	(49)	(236)	(285)	66	(383)	(317)

Total deposits	(49)	(296)	(345)	(43)	(575)	(618)	161	(851)	(690)
FHLB advances	365	(257)	108	268	(224)	44	(39)	(142)	(181)

Total interest-bearing liabilities	316	(553)	(237)	225	(799)	(574)	122	(993)	(871)

Increase (decrease) in net interest income	$975	$(11)	$964	$958	$(1,320)	$(362)	$1,888	$(1,278)	$610

(1)
Average loans include non-accrual loans and are net of average deferred loan fees/costs.

(2)
Average balances are presented at average amortized cost.

Comparison of Financial Condition at September 30, 2014 and September 30, 2013

        Total assets increased $16.1 million, or 2.8%, to $601.3 million at September 30, 2014, from $585.2 million at September 30, 2013. Loans, net increased $20.9 million, or 4.5%, to $486.9 million at September 30, 2014 from $466.0 million at September 30, 2013 primarily from loan originations of $75.9 million, of which $30.1 million were one-to four-family residential mortgage loans collateralized by properties in our market area and $23.9 million, were construction loans. Total cash and cash equivalents decreased $5.0 million, or 13.5%, to $32.1 million at September 30, 2014 from $37.1 million at September 30, 2013 as the funding of loan growth offset funds from customer deposits, FHLB of Boston advances and maturing investment securities. Securities available-for-sale decreased $5.4 million, or 38.0%, to $8.8 million at September 30, 2014, from $14.2 million at September 30, 2013. Securities held-to-maturity increased to $37.0 million at September 30, 2014, from $32.1 million at September 30, 2013.

        Deposits increased to $434.5 million at September 30, 2014 from $425.1 million at September 30, 2013. The increase resulted from increases in money market deposits to $153.7 million at September 30, 2014 from $150.4 million at September 30, 2013, in demand deposits to $60.9 million at September 30, 2014 from $57.9 million at September 30, 2013, in NOW deposits to $41.4 million at September 30, 2014 from $38.6 million at September 30, 2013 and in term certificates to $122.0 million at September 30, 2014 from $120.8 million at September 30, 2013. These increases were offset by a decrease in savings accounts to $56.5 million at September 30, 2014 from $57.3 million at September 30, 2013.

        Borrowings, consisting of FHLB of Boston advances, increased $9.0 million to $53.0 million at September 30, 2014 from $44.0 million at September 30, 2013. We took advantage of low interest rate short-term and long-term FHLB of Boston advances for liquidity purposes and to fund loan growth.

        Total stockholders' equity decreased to $103.9 million at September 30, 2014 from $106.4 million at September 30, 2013. The decrease was primarily due to stock repurchases and retirements of 226,498 shares of the Company's commons stock totaling $4.1 million and dividends paid of $2.6 million during the period, offset primarily by net income of $1.5 million, stock-based compensation of $2.1 million and common stock released and committed to be released by the ESOP of $523,000 for the year ended September 30, 2014.

Comparison of Operating Results for the Years Ended September 30, 2014 and September 30, 2013

        General.    Net income for the year ended September 30, 2014 was $1.5 million as compared to net income of $2.3 million for the year ended September 30, 2013. Total interest and dividend income for the year ended September 30, 2014 was $20.1 million, compared to $19.4 million for year ended September 30, 2013, an increase of $727,000 or 3.8%. Total interest expense decreased to $2.5 million for the year ended September 30, 2014 from $2.7 million for the year ended September 30, 2013. The decrease was due to the decrease in interest expense on deposits, offset by an increase in interest expense on FHLB of Boston advances. The Company did not provide to the allowance for loan losses during the fiscal year ended September 30, 2014 as compared to a provision for loan losses of $200,000 during the year ended September 30, 2013. Total non-interest income was $1.6 million for the year ended September 30, 2014 compared to $1.9 million for the year ended September 30, 2013. The decrease was mainly due to the decrease in net gain on sales of mortgage loans of $165,000, or 87.3%, to $24,000 for the year ended September 30, 2104 from $189,000 for the year ended September 30, 2013. There were no other significant non-interest income increases or decreases. Total non-interest expense increased $1.9 million, or 13.3%, to $16.2 million for the year ended September 30, 2014 from $14.3 million for the year ended September 30, 2013. The increase in non-interest expense was due primarily to merger expenses in fiscal 2014, and increases in salaries and employee benefits, occupancy and advertising expense. The provision for income taxes decreased to $1.5 million for the year ended September 30, 2014 as compared to a provision for income taxes of $1.7 million for the year ended September 30, 2013.

        Net Interest and Dividend Income.    Net interest and dividend income for the year ended September 30, 2014 was $17.6 million, compared to $16.6 million for year ended September 31, 2013, an increase of $1.0 million, or 6.0%, as the increase in average balances on our total interest-earning assets of $21.8 million and the decrease in average costs of funds on our total interest-bearing liabilities of 9 basis points, offset the decrease in average yields on our total interest-earning assets of 1 basis point and the increase in average balances on our total interest-bearing liabilities of $20.3 million. The most significant increase in total interest-earning assets was the increase in the average loan balance to $482.6 million for the year ended September 30, 2014 compared to the average loan balance of $453.2 million for the year ended September 30, 2013. This was offset by a decrease in the average loan yield to 3.95% from 4.12%, respectively, for the years ended September 30, 2014 and 2013. We continue to competitively price our loan products to increase organic loan originations, however, the average yield on loans continues to decline due to the paydown on our higher yielding loans replaced by the origination and purchase of lower yielding loans due to market conditions and competition with financial institutions in our lending area. In addition, the taxable securities average balance increased to $47.7 million from $40.3 million, respectively, for the years ended September 30, 2014 and 2013 along with the increase in the average yield of 52 basis points to 2.01% from 1.49%, respectively, for the years ended September 30, 2014 and 2013. During the year, the Company purchased higher yielding mortgage-backed securities as lower yielding U.S. Government corporations and agencies matured or were sold. The most significant decrease in total interest-bearing liabilities was the decrease in both term certificates average balance and the average rate. The average balance on term certificates decreased to $121.3 million from $126.3 million, respectively, for the years ended September 30, 2014 and 2013 and the average rate on term certificates decreased 12 basis points to 0.89% from 1.01%, respectively, for the years ended September 30, 2014 and 2013. Market conditions and margin compression resulted in the reduction of rates on term certificates. The decrease in total interest-bearing liabilities was offset by the increase in average balance in FHLB of Boston of $20.1 million to $53.6 million from $33.5 million, respectively, for the years ended September 30, 2014 and 2013. Management took advantage of lower cost short-term and long-term FHLB advances to fund loan growth as the average rate on FHLB advances decreased 47 basis points to 1.34% from 1.81%, respectively, for the years ended September 30, 2014 and 2013.

        Provision for Loan Losses.    We did not provide to the allowance for loan losses during the fiscal year ended September 30, 2014 compared to a $200,000 provision for the fiscal year ended September 30, 2013. The provision decreased due to changes in the composition of the loan portfolio and decreases in loan delinquencies, non-performing loans and classified assets, offset by an overall growth in the loan portfolio, particularly one-to four-family residential loans.

        Non-interest Income.    Non-interest income was $1.6 million and $1.9 million for the fiscal years ended September 30, 2014 and 2013, respectively, a decrease of $300,000, or 15.8%. The decrease in non-interest income was due primarily to decreases in both net gain on sales of mortgage loans and customer service fees. Net gain on sales of mortgage loans decreased $165,000 to $24,000 for the year ended September 30, 2014 from $189,000 for the year ended September 30, 2013, as the company sold loans with a principal balance of $602,000 for the year ended September 30, 2014 compared to $5.8 million for the year ended September 30, 2013. In addition, customer service fees decreased $49,000 to $776,000 for the year ended September 30, 2014 from $825,000 for the year ended September 30, 2013.

        Non-interest Expense.    Non-interest expense increased $1.9 million, or 13.3%, to $16.2 million for the year ended September 30, 2014 from $14.3 million for the year ended September 30, 2013. The increase in non-interest expense was due mainly to the increase in merger expense, salaries and employee benefits, advertising, occupancy and other operating expense. As a result of the Merger Agreement announced August 5, 2014 with Independent Bank Corp., the Company incurred non-tax deductible merger expenses of $778,000 during the year ended September 30, 2014. Salaries and employee benefits increased $542,000 to $10.3 million for the year ended September 30, 2014 from $9.8 million for the year ended September 30, 2013, advertising increased $154,000 to $651,000 for the year ended September 30, 2014 from $497,000 for the year ended September 30, 2013 and occupancy expense increased $119,000 to $1.1 million for the year ended September 30, 2014 from $965,000 for the year ended September 30, 2013. The increases were attributed to normal annual salary increases, accruals under our benefit plans, the cost associated with the equity incentive plan and additional staffing of the Westwood branch that opened in the 2014 second fiscal quarter. Other operating expense increased $125,000 to $1.1 million for the year ended September 30, 2014 from $1.0 million for the year ended September 30, 2013.

        Income Taxes.    The provision for income taxes was $1.5 million for the fiscal year ended September 30, 2014 as compared to the provision for income taxes of $1.7 million for the fiscal year ended September 30, 2013. The effective tax rates were 51.4% and 42.2% for the years ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate was attributed primarily to the non-deductible merger expenses and the tax effect of increased stock-based compensation expense in fiscal 2014.

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

Recent Accounting Pronouncements

        Footnote 3 in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Company in fiscal year 2014 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.

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

        For September 30, 2014, we used a simulation model to project changes for four rate scenarios. This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario. In each of these instances, Federal Funds is used as the driving rate.

        The table below sets forth, as of September 30, 2014, the estimated changes in the Bank's economic value of equity and net interest income that would result from the designated immediate changes in the Federal Funds rate.

		Economic Value of Equity(2)		Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Change in Interest Rates (basis points)(1)	Estimated EVE(2)			Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+300bp	$93,971	$(21,405)	(18.6)%	$16,603	$(1,171)	(6.6)%
+200bp	102,782	(12,594)	(10.9)%	17,516	(258)	(1.5)%
+100bp	110,087	(5,289)	(4.6)%	17,857	83	0.5%
0bp	115,376	—	—%	17,774	—	—%
–100bp	121,693	6,317	5.5%	17,111	(663)	(3.7)%

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

        For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points. At September 30, 2014, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB of Boston, principal repayments and loan sales and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014.

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

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $32.1 million.

        Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At September 30, 2014, we had $5.3 million in loan commitments outstanding, $1.8 million of which were for fixed-rate loans and $3.5 million of which were for adjustable-rate loans. In addition to commitments to originate loans, we had $32.3 million in unused lines of credit to borrowers and $20,000 in standby letters of credit. Term certificates due within one year of September 30, 2014 totaled $66.8 million, or 54.7% of our term certificates. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan sales, brokered deposits, repurchase agreements and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the term certificates, or on our money market accounts. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our term certificates with maturities of one year or less as of September 30, 2014.

        Our primary investing activity is originating loans. During the fiscal years ended September 30, 2014 and 2013, we originated $75.9 million and $113.3 million of loans, respectively. Additionally, during the fiscal years ended September 30, 2014 and 2013, we purchased $40.8 million and $31.2 million of loans, respectively.

        Financing activities consist primarily of activity in deposit accounts and FHLB of Boston advances. We experienced a net increase in deposits of $9.4 million during the year ended September 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Boston, which provide an additional source of funds. We have historically relied on FHLB of Boston advances as a funding source and expect that we will continue to utilize these as a source of funding. FHLB of Boston advances increased $9.0 million to $53.0 million at September 30, 2014, from $44.0 million at September 30, 2013. At September 30, 2014, we had the ability to borrow up to an additional $68.0 million from the FHLB of Boston.

        Capital Resources.    The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered "well capitalized" under regulatory guidelines. See "Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 15 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 12 of the Notes to our Consolidated Financial Statements.

        The following table presents information indicating various Company loan commitments outstanding and their respective maturity dates as of September 30, 2014:

	September 30, 2014
	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Commitments to originate loans	$5,337	$—	$—	$—	$5,337
Unadvanced portions of loans:
Construction loans	4,333	2,201	—	—	6,534
Commercial real estate lines of credit	200	190	279	10,634	11,303
Home equity lines of credit	51	672	62	10,522	11,307
Consumer	—	—	—	638	638
Commercial	1,124	677	—	628	2,429
Standby letters of credit	20	—	—	—	20

Total	$11,065	$3,740	$341	$22,422	$37,568

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

        The following table presents information indicating various contractual obligations and commitments of the Company as of September 30, 2014 and their respective maturity dates:

	September 30, 2014
	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$6,000	$32,000	$15,000	$—	$53,000
Operating leases	200	290	264	374	1,128

Total contractual obligations	$6,200	$32,290	$15,264	$374	$54,128

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited the accompanying consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Federal Bancshares, Inc. and Subsidiaries' internal controls over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2014 expressed an unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
December 12, 2014

The Board of Directors and Stockholders
Peoples Federal Bancshares, Inc.
Brighton, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        We have audited Peoples Federal Bancshares, Inc. and Subsidiaries' internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Federal Bancshares, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Peoples Federal Bancshares, Inc.'s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Peoples Federal Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Federal Bancshares, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2014 and our report dated December 12, 2014 expressed an unqualified opinion thereon.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
December 12, 2014

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
	(In thousands, except share data)
ASSETS
Cash and due from banks	$4,301	$4,047
Interest-bearing demand deposits with other banks	25,945	30,906
Federal funds sold	364	79
Federal Home Loan Bank—overnight deposit	1,502	2,102

Total cash and cash equivalents	32,112	37,134
Securities available-for-sale	8,819	14,225
Securities held-to-maturity (fair values of $36,965 and $32,105)	37,010	32,054
Federal Home Loan Bank stock (at cost)	4,252	3,775
Loans	490,899	470,086
Allowance for loan losses	(4,026)	(4,037)

Loans, net	486,873	466,049

Premises and equipment, net	3,614	3,465
Cash surrender value of life insurance policies	20,639	20,007
Accrued interest receivable	1,486	1,448
Deferred income tax asset, net	5,238	5,432
Other assets	1,241	1,657

Total assets	$601,284	$585,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$60,862	$57,891
Interest-bearing	373,675	367,202

Total deposits	434,537	425,093
Short-term borrowings	2,000	6,000
Long-term debt	51,000	38,000
Accrued expenses and other liabilities	9,857	9,801

Total liabilities	497,394	478,894

Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,239,436 and 6,465,934 shares issued and outstanding at September 30, 2014 and 2013, respectively	62	65
Additional paid-in capital	56,814	60,039
Retained earnings	54,010	55,103
Accumulated other comprehensive loss	(26)	(30)
Unearned restricted shares; 162,866 and 256,894 shares at September 30, 2014 and 2013, respectively	(2,614)	(4,183)
Unearned compensation—ESOP	(4,356)	(4,642)

Total stockholders' equity	103,890	106,352

Total liabilities and stockholders' equity	$601,284	$585,246

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2014	2013	2012
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$19,061	$18,690	$19,323
Interest on debt securities:
Taxable	958	600	914
Other interest	54	87	73
Dividends on equity securities	47	16	19

Total interest and dividend income	20,120	19,393	20,329

Interest expense:
Interest on deposits	1,792	2,137	2,755
Interest on Federal Home Loan Bank advances	716	608	564

Total interest expense	2,508	2,745	3,319

Net interest and dividend income	17,612	16,648	17,010
Provision for loan losses	—	200	540

Net interest and dividend income, after provision for loan losses	17,612	16,448	16,470

Non-interest income:
Customer service fees	776	825	838
Loan servicing fees, net	39	43	2
Net gain on sales of mortgage loans	24	189	169
Net gain on sales of securities available-for-sale	3	—	—
Increase in cash surrender value of life insurance	632	643	651
Other income	136	154	173

Total non-interest income	1,610	1,854	1,833

Non-interest expense:
Salaries and employee benefits	10,341	9,799	9,587
Occupancy expense	1,084	965	920
Equipment expense	446	390	437
Professional fees	613	570	488
Advertising expense	651	497	558
Data processing expense	896	853	811
Deposit insurance expense	280	268	251
Merger expense	778	—	—
Other expense	1,129	1,004	1,074

Total non-interest expense	16,218	14,346	14,126

Income before income taxes	3,004	3,956	4,177
Provision for income taxes	1,545	1,671	2,520

Net income	$1,459	$2,285	$1,657

Weighted-average shares outstanding:
Basic	5,672,374	5,875,741	6,175,042
Diluted	5,736,860	5,915,400	6,183,718
Earnings per common share:
Basic	$0.25	$0.37	$0.26
Diluted	$0.25	$0.37	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Net income	$1,459	$2,285	$1,657

Net unrealized gain (loss) on securities available-for-sale	9	(239)	95
Reclassification adjustment for net securities gains realized(1)	(3)	—	—

Net unrealized gains (losses)	6	(239)	95
Income tax (expense) benefit	(2)	96	(38)

Other comprehensive income (loss), net of tax	4	(143)	57

Total comprehensive income	$1,463	$2,142	$1,714

(1)
Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in net gain on sales of securities available-for-sale, the tax expense amount is included in provision for income taxes and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Unearned Restricted Shares	Unearned Compensation— ESOP	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	(Dollars in thousands, except share amounts)
Balance at September 30, 2011	7,141,500	$71	$69,437	$53,677	$56	$—	$(5,213)	$(2,326)	$115,702
Net income	—	—	—	1,657	—	—	—	—	1,657
Other comprehensive income	—	—	—	—	57	—	—	—	57
Purchase of shares for stock repurchase plan (527,996 shares)	—	—	—	—	—	—	—	(8,027)	(8,027)
Retirement of treasury stock	(414,596)	(4)	(6,437)	—	—	—	—	6,441	—
Restricted stock awards (281,700 shares)	—	—	446	—	—	(4,358)	—	3,912	—
Restricted stock awards earned (37,560 shares)	—	—	—	—	—	581	—	—	581
Stock option expense	—	—	308	—	—	—	—	—	308
Common stock released by ESOP (7,142 shares)	—	—	24	—	—	—	71	—	95
Common stock held by ESOP committed to be released (21,425 shares)	—	—	131	—	—	—	215	—	346
Dividends paid ($0.03 per share)	—	—	—	(181)	—		—	—	(181)

Balance at September 30, 2012	6,726,904	67	63,909	55,153	113	(3,777)	(4,927)	—	110,538
Net income	—	—	—	2,285	—	—	—	—	2,285
Other comprehensive loss	—	—	—	—	(143)	—	—	—	(143)
Purchase and retirement of shares for stock repurchase plan	(336,345)	(3)	(6,012)	—	—	—	—	—	(6,015)
Restricted stock awards	75,375	1	1,393	—	—	(1,394)	—	—	—
Restricted stock awards earned (62,621 shares)	—	—	—	—	—	988	—	—	988
Tax benefit of vested restricted stock awards (56,340 shares)	—	—	51	—	—	—	—	—	51
Stock option expense	—	—	473	—	—	—	—	—	473
Common stock released by ESOP (7,142 shares)	—	—	50	—	—	—	71	—	121
Common stock held by ESOP committed to be released (21,425 shares)	—	—	175	—	—	—	214	—	389
Dividends paid ($0.39 per share)	—	—	—	(2,335)	—	—	—	—	(2,335)

Balance at September 30, 2013	6,465,934	65	60,039	55,103	(30)	(4,183)	(4,642)	—	106,352
Net income	—	—	—	1,459	—	—	—	—	1,459
Other comprehensive income	—	—	—	—	4	—	—	—	4
Purchase and retirement of shares for stock repurchase plan	(226,498)	(3)	(4,073)	—	—	—	—	—	(4,076)
Restricted stock awards earned (94,028 shares)	—	—	—	—	—	1,569	—	—	1,569
Tax benefit of vested restricted stock awards (94,028 shares)	—	—	80	—	—	—	—	—	80
Stock option expense	—	—	531	—	—	—	—	—	531
Common stock released by ESOP (7,142 shares)	—	—	53	—	—	—	71	—	124
Common stock held by ESOP committed to be released (21,425 shares)	—	—	184	—	—	—	215	—	399
Dividends paid ($0.43 per share)	—	—	—	(2,552)	—	—	—	—	(2,552)

Balance at September 30, 2014	6,239,436	$62	$56,814	$54,010	$(26)	$(2,614)	$(4,356)	$—	$103,890

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,459	$2,285	$1,657
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	165	269	291
Net gain on sales of securities available for sale	(3)	—	—
Provision for loan losses	—	200	540
Change in net deferred loan fees	(212)	(188)	(522)
Depreciation and amortization	471	408	436
(Increase) decrease in accrued interest receivable	(38)	141	(62)
Income on cash surrender value of life insurance	(632)	(643)	(651)
Decrease in other assets	500	694	183
(Decrease) increase in accrued expenses and other liabilities	(95)	(688)	2,639
(Increase) decrease in prepaid income taxes	(66)	7	235
Increase (decrease) in income taxes payable	213	(41)	60
Deferred income tax expense (benefit)	192	(220)	585
Stock based compensation expense	2,100	1,461	889
Tax benefit of vested restricted stock awards	(80)	(51)	—
ESOP expense	523	510	441

Net cash provided by operating activities	4,497	4,144	6,721

Cash flows from investing activities:
Activity in securities available-for-sale:
Sales	6,003	—	—
Purchases	(3,849)	(4,063)	(22,413)
Maturities, prepayments and calls	3,233	11,218	29,300
Activity in securities held-to-maturity:
Purchases	(10,114)	(14,818)	(14,537)
Maturities, prepayments and calls	5,021	8,450	8,045
(Purchases) redemptions of Federal Home Loan Bank stock	(477)	239	325
Loan originations and principal collections, net	20,136	16,103	(315)
Purchased loans	(40,831)	(31,151)	(43,356)
Recovery of loans previously charged off	83	21	42
Capital expenditures	(620)	(296)	(195)

Net cash used in investing activities	(21,415)	(14,297)	(43,104)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	8,209	15,264	16,981
Term certificates	1,235	(6,919)	(12,878)
Short-term borrowings	(4,000)	(2,000)	8,000
Activity in long-term debt:
Proceeds from advances	25,000	16,000	10,000
Payment of advances	(12,000)	(3,000)	(3,000)
Common stock repurchased	(4,076)	(6,015)	(8,027)
Tax benefit of vested restricted stock awards	80	51	—
Dividends paid	(2,552)	(2,335)	(181)

Net cash provided by financing activities	11,896	11,046	10,895

Net (decrease) increase in cash and cash equivalents	(5,022)	893	(25,488)
Cash and cash equivalents at beginning of year	37,134	36,241	61,729

Cash and cash equivalents at end of year	$32,112	$37,134	$36,241

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,508	$2,744	$3,298
Income taxes paid	1,206	1,924	1,640

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—MERGER AGREEMENT

        On August 5, 2014, Peoples Federal Bancshares, Inc. (the "Company") announced that it had signed a definitive Agreement and Plan of Merger ("Merger Agreement") with Independent Bank Corp. ("Independent"), a Massachusetts corporation. Pursuant to the Merger Agreement, Independent will acquire the Company in a 60% stock and 40% cash merger transaction valued at approximately $130.6 million, based upon Independent's $36.17 per share closing price on August 4, 2014.

        The Merger Agreement provides that the Company will be merged with and into Independent (the "Merger"), with Independent continuing as the surviving corporation. Simultaneously, with the effective time of the Merger, the Company's subsidiary bank, Peoples Federal Savings Bank, will be merged with and into Independent's subsidiary bank, Rockland Trust Company ("Rockland Trust"), with Rockland Trust continuing as the surviving entity.

        On October 22, 2014, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission that provides additional information related to the Merger.

        On November 25, 2014, the stockholders of the Company approved the Merger. The Company anticipates that the Merger will close in the first calendar-year quarter of 2015, subject to customary closing conditions and the receipt of all regulatory approvals. Upon completion of the Merger, Company stockholders will receive in exchange for each share of Company common stock, either (i) $21.00 in cash or (ii) 0.5523 of a share of Independent common stock in accordance with the terms and conditions of the Merger Agreement and have the right to elect to receive cash or stock, or a combination of cash and stock, for each share of Company common stock, subject to allocation procedures designed to ensure that 60% of the outstanding shares of Company common stock will be converted into shares of Independent common stock and 40% will be converted into cash.

NOTE 2—NATURE OF OPERATIONS

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

NOTE 3—ACCOUNTING POLICIES

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

NOTE 3—ACCOUNTING POLICIES (Continued)

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

Reclassifications

        Certain amounts have been reclassified in the 2013 and 2012 consolidated financial statements to conform to the 2014 presentation.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest-bearing demand deposits with other banks, federal funds sold and Federal Home Loan Bank—overnight deposit.

        Cash and due from banks as of September 30, 2014 and 2013 includes $1,627,000 and $2,344,000, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

        As of September 30, 2014 and 2013, the Company had $1,886,000 and $4,277,000, respectively, on deposit with the Federal Home Loan Bank of Boston, representing approximately 1.8% and 4.0%, respectively, of total stockholders' equity of the Company.

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

NOTE 3—ACCOUNTING POLICIES (Continued)

Fair Value Hierarchy (Concluded)

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

NOTE 3—ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank of Boston stock, at cost

        The Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of September 30, 2014, no impairment has been recognized.

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

NOTE 3—ACCOUNTING POLICIES (Continued)

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

NOTE 3—ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Concluded)

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

NOTE 3—ACCOUNTING POLICIES (Continued)

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

NOTE 3—ACCOUNTING POLICIES (Continued)

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan

        The ESOP is accounted for in accordance with ASC 718-40, "Compensation—Stock Compensation—Employee Stock Ownership Plan." Under ASC 718-40, unearned ESOP shares are not considered outstanding for purposes of computing earnings per share. Unearned ESOP shares are presented as a reduction to stockholders' equity and represent shares to be allocated to ESOP participants in future periods for services provided to the Company. As shares are committed to be released, compensation expense is recognized for the fair market value of the stock and stockholders' equity is increased by a corresponding amount. The loan to the ESOP will be repaid principally from the Bank's contributions to the ESOP over a period of 20 years.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACCOUNTING POLICIES (Continued)

Earnings Per Share (Concluded)

        The following table sets forth the computation of earnings per share (basic and diluted) for the periods indicated:

	Years Ended September 30,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$1,459	$2,285	$1,657
Less: Dividends and undistributed earnings allocated to participating securities	(53)	(85)	(34)

Net income allocated to common stock	$1,406	$2,200	$1,623

Average number of common shares issued	6,339,300	6,584,259	7,141,500
Less: Average treasury shares	—	—	(295,353)
Less: Average unallocated ESOP shares	(453,397)	(481,963)	(510,539)
Less: Average unvested restricted stock awards	(213,529)	(226,555)	(160,566)

Average number of common shares outstanding used to calculate basic earnings per common share	5,672,374	5,875,741	6,175,042
Add: Dilutive effect of unvested restricted stock awards	51,352	39,659	8,676
Add: Dilutive effect of stock options	13,134	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	5,736,860	5,915,400	6,183,718

Earnings per common share (basic)	$0.25	$0.37	$0.26

Earnings per common share (diluted)	$0.25	$0.37	$0.26

        At September 30, 2014, 2013 and 2012, stock options to purchase 58,255, 642,735 and 584,480 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all public entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        In January 2014, the FASB issued ASU 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects. For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply. The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have an impact on the Company's results of operations or financial position.

        In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments in this ASU reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company does not expect that the adoption of this ASU will have an impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company's results of operations or financial position.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The objective of this ASU clarifies principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on the Company's results of operations or financial position.

        In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The Company is currently reviewing this ASU to determine if it will have an impact on the Company's results of operations or financial position.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company is currently reviewing this ASU to determine if it will have an impact on the Company's result of operations or financial position.

        In August 2014, the FASB issued ASU 2014-13, "Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity." This ASU allows a reporting entity that consolidates a collateralized financing entity and accounts for the consolidated financial assets and financial liabilities at fair value to measure those assets and liabilities using the more observable of (1) the fair value of its financial assets, or (2) the fair value of its financial liabilities. If the reporting entity chooses not to apply this measurement alternative to a consolidated entity that is within the scope of this guidance, any difference between the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected currently in earnings and attributed to the reporting entity in the consolidated income statement. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The adoption of this guidance is not expected to have a material impact on the Company's results of operations or financial position.

        In August 2014, the FASB issued ASU 2014-14, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government—Guaranteed Mortgage Loans upon Foreclosure." The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

        In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40)." The amendments in this ASU provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

        In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACCOUNTING POLICIES (Concluded)

Recent Accounting Pronouncements (Concluded)

        In November 2014, the FASB issued ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting." The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance is not expected to have an impact on the Company's results of operations or financial position.

NOTE 4—SECURITIES

        Debt securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of investment securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$8,863	$41	$85	$8,819

Total securities available-for-sale	$8,863	$41	$85	$8,819

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$45	$4,955
Mortgage-backed securities	32,010	180	180	32,010

Total securities held-to-maturity	$37,010	$180	$225	$36,965

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$8,000	$12	$25	$7,987
Mortgage-backed securities	6,275	40	77	6,238

Total securities available-for-sale	$14,275	$52	$102	$14,225

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$90	$4,910
Mortgage-backed securities	27,054	287	146	27,195

Total securities held-to-maturity	$32,054	$287	$236	$32,105

        As of September 30, 2014 and 2013, all mortgage-backed securities held by the Company were issued by the FHLMC, GNMA or FNMA.

        The scheduled maturities of debt securities were as follows as of September 30, 2014. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due after 1 year through 5 years	$—	$—	$5,000	$4,955

	—	—	5,000	4,955
Mortgage-backed securities	8,863	8,819	32,010	32,010

	$8,863	$8,819	$37,010	$36,965

        During the year ended September 30, 2014, proceeds from sales of securities available-for-sale amounted to $6,003,000 with gross realized gains of $6,000 and gross realized losses of $3,000. The tax provision applicable to these net realized gains amounted to $1,000. There were no sales of securities held-to-maturity for the year ended September 30, 2014. There were no sales of securities available-for-sale or held-to-maturity for the years ended September 30, 2013 and 2012.

        There were no securities of issuers with an amortized cost basis or fair value which exceeded 10% of stockholders' equity as of September 30, 2014 and 2013.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SECURITIES (Continued)

        As of September 30, 2014 and 2013, securities with carrying amounts totaling $8,819,000 and $14,225,000, respectively, were pledged to secure FHLB advances.

        The aggregate fair value and unrealized losses of securities that have been in a continuous loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$10	$2,332	$75	$4,193

	$10	$2,332	$75	$4,193

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$—	$—	$45	$4,955
Mortgage-backed securities	59	12,060	121	3,456

	$59	$12,060	$166	$8,411

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013:
Securities Available-for-Sale
Debt securities issued by U.S. Government corporations and agencies	$25	$3,976	$—	$—
Mortgage-backed securities	77	4,929	—	—

	$102	$8,905	$—	$—

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$90	$4,910	$—	$—
Mortgage-backed securities	146	8,388	—	—

	$236	$13,298	$—	$—

        At September 30, 2014, 13 debt securities had unrealized losses for less than twelve months with aggregate depreciation of 0.48% from the amortized cost of these securities and 12 debt securities had unrealized losses for twelve months or longer with aggregate depreciation of 1.87% from the amortized cost of these securities. At September 30, 2013, 18 debt securities had unrealized losses for less than twelve months with aggregate depreciation of 1.50% from the amortized cost of these securities.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SECURITIES (Concluded)

        At September 30, 2014 and 2013, the unrealized losses on the Company's debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were attributable to changes in market interest rates. These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings. The Company does not anticipate selling any of these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis or maturity. Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2014 and 2013.

NOTE 5—LOANS

        The loan portfolio consists of the following:

	September 30,
	2014	2013
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$330,683	$308,917
Multi-family	72,818	68,021
Commercial real estate	54,490	60,467
Construction loans	18,336	17,148

Total mortgage loans	476,327	454,553
Consumer loans	4,151	5,359
Commercial loans	9,454	9,419

Total loans	489,932	469,331
Deferred loan origination costs, net	967	755
Allowance for loan losses	(4,026)	(4,037)

Loans, net	$486,873	$466,049

        Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the years ended September 30, 2014 and 2013.

        Information pertaining to the activity of loans to directors and executive officers is as follows:

	September 30,
	2014	2013
	(In thousands)
Balance at beginning of year	$2,655	$2,811
Principal additions	535	15
Principal payments	(1,951)	(171)

Balance at end of year	$1,239	$2,655

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LOANS (Continued)

        The following tables set forth information regarding the allowance for loan losses and principal of loans by portfolio segment:

	Year Ended September 30, 2014
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,930	$728	$719	$249	$86	$135	$190	$4,037
Provision (benefit) for loan losses	158	59	(93)	(24)	(12)	(72)	(16)	—
Recoveries of loans previously charged-off	—	—	—	—	17	66	—	83

	2,088	787	626	225	91	129	174	4,120
Loans charged off	(69)	—	—	—	(25)	—	—	(94)

Balance at end of period	$2,019	$787	$626	$225	$66	$129	$174	$4,026

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,019	787	626	225	66	129	174	4,026

	$2,019	$787	$626	$225	$66	$129	$174	$4,026

Loans ending balances:
Individually evaluated for impairment	$—	$—	$611	$—	$—	$—		$611
Collectively evaluated for impairment	330,683	72,818	53,879	18,336	4,151	9,454		489,321

	$330,683	$72,818	$54,490	$18,336	$4,151	$9,454		$489,932

	Year Ended September 30, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891
Provision (benefit) for loan losses	107	(31)	(49)	115	(57)	58	57	200
Recoveries of loans previously charged-off	1	—	—	—	8	12	—	21

	1,955	728	719	249	108	163	190	4,112
Loans charged off	(25)	—	—	—	(22)	(28)	—	(75)

Balance at end of period	$1,930	$728	$719	$249	$86	$135	$190	$4,037

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,930	728	719	249	86	135	190	4,037

	$1,930	$728	$719	$249	$86	$135	$190	$4,037

Loans ending balances:
Individually evaluated for impairment	$—	$—	$303	$—	$—	$9		$312
Collectively evaluated for impairment	308,917	68,021	60,164	17,148	5,359	9,410		469,019

	$308,917	$68,021	$60,467	$17,148	$5,359	$9,419		$469,331

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LOANS (Continued)

	Year Ended September 30, 2012
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$1,550	$601	$670	$292	$91	$40	$127	$3,371
Provision (benefit) for loan losses	297	158	98	(158)	67	72	6	540
Recoveries of loans previously charged-off	—	—	—	—	38	4	—	42

	1,847	759	768	134	196	116	133	3,953
Loans charged off	—	—	—	—	(39)	(23)	—	(62)

Balance at end of period	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,847	759	768	134	157	93	133	3,891

	$1,847	$759	$768	$134	$157	$93	$133	$3,891

Loans ending balances:
Individually evaluated for impairment	$—	$1,968	$1,868	$—	$—	$13		$3,849
Collectively evaluated for impairment	297,412	64,683	62,563	11,174	6,867	7,810		450,509

	$297,412	$66,651	$64,431	$11,174	$6,867	$7,823		$454,358

        The following tables set forth information regarding non-accrual loans and past due loans:

	Age Analysis of Past Due Loans
	September 30, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Total Non-Accrual Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$39	$1,168	$1,493	$2,700	$327,983	$330,683	$1,493
Multi-family	—	—	—	—	72,818	72,818	—
Commercial real estate	—	—	312	312	54,178	54,490	312
Construction loans	—	—	—	—	18,336	18,336	—

Total mortgage loans	39	1,168	1,805	3,012	473,315	476,327	1,805
Consumer loans	2	2	16	20	4,131	4,151	16
Commercial loans	39	—	—	39	9,415	9,454	—

Total	$80	$1,170	$1,821	$3,071	$486,861	$489,932	$1,821

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LOANS (Continued)

	Age Analysis of Past Due Loans
	September 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Total Non-Accrual Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$—	$629	$1,846	$2,475	$306,442	$308,917	$1,846
Multi-family	—	—	—	—	68,021	68,021	—
Commercial real estate	—	—	—	—	60,467	60,467	—
Construction loans	—	—	—	—	17,148	17,148	—

Total mortgage loans	—	629	1,846	2,475	452,078	454,553	1,846
Consumer loans	26	5	—	31	5,328	5,359	—
Commercial loans	1	—	—	1	9,418	9,419	—

Total	$27	$634	$1,846	$2,507	$466,824	$469,331	$1,846

        There were no loans 90 days or more past due and still accruing at September 30, 2014 and 2013.

        Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	Years Ended September 30,
	2014			2013
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	611	611	—	303	303	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	9	9	—

	$611	$611	$—	$312	$312	$—

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LOANS (Continued)

	Years Ended September 30,
	2014			2013			2012
		Interest Income Recognized			Interest Income Recognized			Interest Income Recognized
	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis	Average Recorded Investment	Total	Cash Basis
	(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	635	36	—	1,977	92	—
Commercial real estate	325	22	2	941	76	68	2,090	59	57
Construction loans	—	—	—	12	1	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—	—
Commercial loans	1	—	—	12	1	—	1	—	—

	$326	$22	$2	$1,600	$114	$68	$4,068	$151	$57

        At September 30, 2014 and 2013, and during the years then ended, there were no impaired loans with a valuation allowance. No additional funds were committed to be advanced to borrowers with impaired loans as of September 30, 2014.

        The following table sets forth information pertaining to troubled debt restructurings entered into during the periods indicated:

	Years Ended September 30,
	2014			2013			2012
	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Multi-family	—	$—	$—	1	$522	$—	1	$1,816	$1,802
Commercial real estate	—	—	—	1	303	303	—	—	—
Construction	—	—	—	1	79	—	—	—	—

	—	$—	$—	3	$904	$303	1	$1,816	$1,802

        During the year ended September 30, 2014, the Company did not modify any loans as part of TDRs.

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

NOTE 5—LOANS (Continued)

        During the year ended September 30, 2012, the Company extended and reclassified an accruing TDR construction loan in the amount of $1,816,000, to an accruing multi-family residential TDR mortgage loan, due to the completion of construction. At September 30, 2012, this loan was accruing and performing in accordance with its modified terms and conditions.

        At September 30, 2014, TDRs amounted to $299,000 and consisted of one commercial real estate loan, noted above, that was accruing and performing in accordance with its modified terms and conditions.

        At September 30, 2013, TDRs amounted to $303,000 and consisted of one commercial real estate loan, noted above, that was accruing and performing in accordance with its modified terms and conditions.

        At September 30, 2014 and 2013, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance.

        There were no commitments to lend additional funds to borrowers with troubled debt restructured loans at September 30, 2014.

        For the years ended September 30, 2014, 2013 and 2012, there were no loans modified as a TDR within the year end's previous 12 months that subsequently defaulted.

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

        Loans rated 8: Loans in this category are considered "loss" and of such little value that their continuance as loans is not warranted.

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

NOTE 5—LOANS (Continued)

upon the borrower's ability to service the debt and subsequently monitors these loans based upon the borrower's payment activity.

        The following tables present the Company's loans by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2014
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$327,915	$72,818	$52,382	$18,336	$4,151	$8,804	$484,406
Special Mention	—	—	1,497	—	—	645	2,142
Substandard	2,768	—	611	—	—	5	3,384
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$330,683	$72,818	$54,490	$18,336	$4,151	$9,454	$489,932

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2013
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$306,055	$68,021	$57,581	$17,148	$5,359	$8,710	$462,874
Special Mention	—	—	1,657	—	—	700	2,357
Substandard	2,862	—	1,229	—	—	9	4,100
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$308,917	$68,021	$60,467	$17,148	$5,359	$9,419	$469,331

Loans Serviced for Others

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. As of September 30, 2014 and 2013, the Company serviced loans for others with unpaid principal balances of $30,063,000 and $36,073,000, respectively.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LOANS (Concluded)

Loans Serviced for Others (Concluded)

        The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowance:

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Mortgage servicing rights:
Balance, beginning of period	$141	$133	$182
Capitalized	9	86	47
Amortization	(48)	(78)	(96)

Balance, end of period	102	141	133

Valuation allowance:
Balance, beginning of period	$4	$20	$23
Additions	—	3	30
Reductions	(4)	(19)	(33)

Balance, end of period	—	4	20

Mortgage servicing rights, net	$102	$137	$113

Fair value of mortgage servicing rights	$273	$259	$178

NOTE 6—PREMISES AND EQUIPMENT

        A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	September 30,
			Estimated Useful Life
	2014	2013
	(In thousands)
Land	$566	$566	N/A
Building and building improvements	6,089	6,088	3 - 42 years
Furniture and equipment	2,526	2,844	1 - 10 years
Leasehold improvements	1,580	967	5 - 10 years
Construction in progress	—	170	N/A

	10,761	10,635
Accumulated depreciation and amortization	(7,147)	(7,170)

	$3,614	$3,465

        At September 30, 2013, construction in progress represents costs incurred for the design and construction of a new branch in Westwood, Massachusetts. At September 30, 2014, there were no outstanding commitments related to the construction.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEPOSITS

        The aggregate amount of term certificates in denominations of $100,000 or more as of September 30, 2014 and 2013 was $63,829,000 and $57,789,000, respectively. Generally, deposits in excess of $250,000 are not federally insured.

        Maturities of term certificates for each of the years ending after September 30 are as follows:

	September 30,
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$66,811	0.67%	$88,385	0.82%
Over 1 year to 2 years	41,515	0.98	20,458	1.17
Over 2 years to 3 years	8,230	1.47	3,743	1.13
Over 3 years to 4 years	3,239	1.26	6,036	1.67
Over 4 years to 5 years	2,268	1.54	2,206	1.37

	$122,063	0.86%	$120,828	0.94%

        Deposits from related parties held by the Company as of September 30, 2014 and 2013 amounted to $5,331,000 and $5,204,000, respectively.

NOTE 8—SHORT-TERM BORROWINGS

Federal Home Loan Bank Advances

        FHLB advances with original maturities of one year or less amounted to $2,000,000 and $6,000,000 at September 30, 2014 and 2013, respectively, with a weighted average interest rate of 0.37% and 0.36%, respectively.

        The Company also has an available line of credit of $296,000 with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. At September 30, 2014 and 2013, there were no outstanding borrowings under this line of credit.

Bankers' Bank Northeast

        The Company has an available line of credit of $5,000,000 with Bankers' Bank Northeast at an interest rate that adjusts daily. At September 30, 2014 and 2013, there were no outstanding borrowings under this line of credit.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LONG-TERM DEBT

        Long-term debt at September 30, 2014 and 2013 consists of the following fixed-rate FHLB advances with original maturities greater than one year:

	September 30,
	2014		2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Advances maturing:
2014	$—	—%	12,000	2.77%
2015	4,000	0.84	4,000	0.84
2016	18,000	1.03	12,000	1.19
2017	14,000	1.20	7,000	1.30
2018	13,000	1.60	3,000	1.93
2019	2,000	2.00	—	—

Total long-term FHLB Advances	$51,000	1.25%	$38,000	1.73%

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

NOTE 10—LEASE COMMITMENTS

        The Company is obligated under non-cancelable operating lease commitments for bank premises expiring in February 2016, June 2021 and January 2024. The leases are reported under the straight-line method under the terms of the agreement. The leases contain renewal options, the cost of which is not included below. Lease expense, excluding applicable real estate taxes and operating cost charges, was $187,000, $147,000, and $146,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

        The required future minimum lease payments under the terms of the lease agreements noted above are as follows at September 30, 2014:

Years Ending September 30,	Amount
(In thousands)
2015	$200
2016	160
2017	130
2018	131
2019	133
Thereafter	374

$1,128

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

        The components of provision for income tax are as follows:

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Current:
Federal	$1,048	$1,480	$1,460
State	305	411	475

Total current provision	1,353	1,891	1,935

Deferred:
Federal	126	(194)	(315)
State	36	(56)	(91)
Change in valuation allowance	30	30	991

Total deferred provision (benefit)	192	(220)	585

Total provision for income tax	$1,545	$1,671	$2,520

        The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended September 30,
	2014	2013	2012
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax	7.5	5.9	6.1
Cash surrender value of bank owned life insurance	(7.1)	(5.5)	(5.3)
Change in valuation allowance	1.0	0.8	23.7
Stock-based compensation	4.2	2.8	1.7
ESOP	2.7	1.9	1.3
Merger expense	8.8	—	—
Other, net	0.3	2.3	(1.2)

Effective tax rate	51.4%	42.2%	60.3%

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES (Continued)

        The Company had gross deferred tax assets and gross deferred tax liabilities as follows:

	September 30,
	2014	2013
	(In thousands)
Deferred tax assets:
Depreciation	$590	$495
Allowance for loan losses	1,608	1,613
Contribution to Peoples Federal Savings Bank Charitable Foundation	1,394	1,523
ESOP	163	139
Restricted stock awards	278	278
Stock options	159	96
Net unrealized holding loss on securities available-for-sale	18	20
Director and executive retirement agreements and deferred compensation plans	2,412	2,527
Other	124	179

Gross deferred tax assets	6,746	6,870
Valuation allowance	(1,051)	(1,021)

Gross deferred tax assets, net of valuation allowance	5,695	5,849

Deferred tax liabilities:
Mortgage servicing rights	(41)	(55)
Deferred loan costs, net	(386)	(302)
Net unrealized holding gain on trading securities	(30)	(60)

Gross deferred tax liabilities	(457)	(417)

Net deferred tax asset	$5,238	$5,432

        In connection with its 2010 initial public offering, the Company donated common stock in the amount of $5.3 million to the Peoples Federal Savings Bank Charitable Foundation, Inc. (the "Foundation"), which resulted in a tax benefit of $2.2 million.

        As of September 30, 2014 and 2013, the Company established a valuation reserve of $1,051,000 and $1,021,000, respectively, against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation. The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in market conditions.

        The charitable contribution carryforward of $3.5 million at September 30, 2014 expires in 2015 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $343,000.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES (Concluded)

        It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2011 through September 30, 2014.

NOTE 12—OFF-BALANCE SHEET ACTIVITIES

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—OFF-BALANCE SHEET ACTIVITIES (Concluded)

Credit Related Financial Instruments (Concluded)

        Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	September 30,
	2014	2013
	(In thousands)
Commitments to originate loans	$5,337	$7,253
Unadvanced portions of loans:
Construction loans	6,534	6,719
Commercial real estate lines of credit	11,303	6,964
Home equity lines of credit	11,307	15,612
Consumer loans	638	638
Commercial loans	2,429	4,003
Standby letters of credit	20	66

	$37,568	$41,255

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

        ASC 820-10, "Fair Value Measurement—Overall," provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

        A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value for September 30, 2014 and 2013.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

        ASC 825, "Financial Instruments," requires that the Company disclose the estimated fair values of its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis

        The following summarizes assets measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$593	$—	$—	$593
Securities available-for-sale:
Mortgage-backed securities	—	8,819	—	8,819

Total assets	$593	$8,819	$—	$9,412

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$1,048	$—	$—	$1,048
Securities available-for-sale:
Debt securities issued by U.S. Government
corporations and agencies	—	7,987	—	7,987
Mortgage-backed securities	—	6,238	—	6,238

Total assets	$1,048	$14,225	$—	$15,273

        There were no transfers between Level 1 and Level 2 assets for the years ended September 30, 2014 and 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

        Under certain circumstances, the Company makes adjustments to fair value of its assets and liabilities, although they are not measured at fair value on an ongoing basis. There were no assets or liabilities carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2014 and 2013, for which a nonrecurring change in fair value has been recorded.

        There were no transfers in and out of Level 1 and 2 during the years ended September 30, 2014 and 2013.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Concluded)

Summary of Fair Values of Financial Instruments

        The carrying amount and estimated fair value of the Company's financial instruments are as follows:

	September 30, 2014
		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,112	$32,112	$—	$—	$32,112
Trading securities	593	593	—	—	593
Securities available-for-sale	8,819	—	8,819	—	8,819
Securities held-to-maturity	37,010	—	36,965	—	36,965
Federal Home Loan Bank stock	4,252	—	—	4,252	4,252
Loans, net	486,873	—	—	487,031	487,031
Accrued interest receivable	1,486	—	—	1,486	1,486
Financial liabilities:
Deposits	434,537	—	—	434,836	434,836
Short-term borrowings	2,000	—	—	2,000	2,000
Long-term debt	51,000	—	—	51,065	51,065

	September 30, 2013
		Fair Value
	Carrying Amount
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$37,134	$37,134	$—	$—	$37,134
Trading securities	1,048	1,048	—	—	1,048
Securities available-for-sale	14,225	—	14,225	—	14,225
Securities held-to-maturity	32,054	—	32,105	—	32,105
Federal Home Loan Bank stock	3,775	—	—	3,775	3,775
Loans, net	466,049	—	—	466,899	466,899
Accrued interest receivable	1,448	—	—	1,448	1,448
Financial liabilities:
Deposits	425,093	—	—	425,536	425,536
Short-term borrowings	6,000	—	—	6,000	6,000
Long-term debt	38,000	—	—	38,168	38,168

        The carrying amounts of financial instruments shown in the previous tables are included in the consolidated balance sheets under the indicated captions, except for trading securities, which are included in other assets.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

        Most of the Company's business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 15—REGULATORY MATTERS

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

        At September 30, 2014 and 2013, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 leverage capital (as defined) to adjusted total assets (as defined).

        As of September 30, 2014 and 2013, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Leverage and Core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2014:
Total Capital (to Risk Weighted Assets)	$96,549	25.34%	$30,482	8.0%	$38,102	10.0%
Tier 1 Capital (to Risk Weighted Assets)	92,523	24.28	15,241	4.0	22,861	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	92,523	15.40	24,029	4.0	30,036	5.0
September 30, 2013:
Total Capital (to Risk Weighted Assets)	$92,122	24.83%	$29,677	8.0%	$37,097	10.0%
Tier 1 Capital (to Risk Weighted Assets)	88,085	23.74	14,839	4.0	22,258	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	88,085	15.08	23,369	4.0	29,212	5.0

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—REGULATORY MATTERS (Concluded)

        The Bank's capital under generally accepted accounting principles is reconciled as follows:

	September 30,
	2014	2013
	(In thousands)
Total capital per Bank	$92,497	$88,055
Adjustments to Tier 1 capital:
Unrealized losses on available-for-sale securities, net of tax	26	30

Total Tier 1 capital	92,523	88,085

Adjustments to total risk-based capital:
Allowance for loan losses	4,026	4,037

Total risk-based capital per regulatory reporting	$96,549	$92,122

NOTE 16—RESTRICTIONS ON DIVIDENDS

        Federal banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid in any calendar year, cannot exceed the Bank's net income for the current year, plus the Bank's net income retained for the previous two years, without regulatory approval.

        At September 30, 2014 and 2013, the Bank's retained earnings available for the payment of dividends was $10,744,000 and $10,043,000, respectively. Accordingly, $81,753,000 and $78,012,000, respectively, of the Company's equity in the net assets of the Bank was restricted at September 30, 2014 and 2013.

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE 17—EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

        The Company provides pension benefits for its employees through participation in the Pentegra Defined Benefit Plan for Financial Institutions (the "Plan"), a tax-qualified defined benefit plan. The Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Plan. The Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Plan covers all salaried employees who are at least twenty-one years of age with at least one year of employment with the Company. The Plan is funded by contributions based on actuarial calculations. As is the case with multi-employer plans, separate actuarial valuations are not made with respect to each employer. No employees hired on or after July 1, 2010 are eligible to participate in the Plan.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—EMPLOYEE BENEFIT PLANS (Continued)

Defined Benefit Plan (Concluded)

        The funded status (market value of plan assets divided by the funding target) was 105.63% and 93.19%, respectively, as of July 1, 2014 and 2013.

        Total contributions made to the Plan by participating institutions, as reported on Form 5500, were $136,478,000 and $196,473,000, respectively, for the Plan years ended June 30, 2013 and 2012. Although the Form 5500 has not been filed for the Plan year ended June 30, 2014, the actuary and management feel the Company's contributions to the Plan will not be more than 5% of the total contributions made to the Plan by participating institutions.

        The Company made the following contributions to the Plan for the years ended September 30, 2014, 2013 and 2012:

Years Ended September 30,
2014		2013		2012
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(Dollars in thousands)
		10/16/12	$43	10/18/11	$190
12/23/13	$490	12/21/12	154	12/20/11	859

	$490		$197		$1,049

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

        The Company's cost under the 401(k) plan was $111,000, $95,000 and $94,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—EMPLOYEE BENEFIT PLANS (Continued)

Deferred Compensation Plan (Concluded)

        The Company has an investment in a Rabbi Trust in connection with the nonqualified deferred compensation plan. The assets in the Rabbi Trust have been included in the Company's consolidated balance sheets in other assets as of September 30, 2014 and 2013 and are available to the general creditors of the Company in the event of the Company's insolvency. The assets of the Rabbi Trust are mutual funds and common stocks classified as trading securities, and totaled $593,000 and $1,048,000 as of September 30, 2014 and 2013, respectively. The Company contributed $35,000, $44,000 and $71,000 to the Rabbi Trust for the years ended September 30, 2014, 2013 and 2012, respectively.

Retirement and Salary Continuation Agreements

        The Company entered into Director Retirement Agreements and Salary Continuation Agreements with certain directors and senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. The total liability for the Director Retirement Agreements and the Salary Continuation Agreements included in other liabilities was $4,872,000 and $4,672,000 at September 30, 2014 and September 30, 2013, respectively, and expenses under these agreements were $200,000, $658,000 and $544,000 for the years ended September 30, 2014, 2013 and 2012, respectively. There were no benefit payments made to beneficiaries under these agreements during the years ended September 30, 2014 and 2013.

        The Company has a supplemental retirement plan with a former executive whereby the amounts paid under this plan commenced upon the executive's retirement and continue for his lifetime. The Company has purchased life insurance contracts in connection with this agreement. The charge to employee benefits expense in connection with this plan amounted to $31,000, $33,000 and $35,000 for the years ended September 30, 2014, 2013 and 2012, respectively. The liability for this supplemental retirement plan was $574,000 and $607,000 at September 30, 2014 and 2013, respectively. Benefit payments made to the former executive amounted to $64,000 for each of the years ended September 30, 2014 and 2013.

Supplemental Retirement Agreements

        The Company provides postretirement medical benefits for executives, one retired, under separate individual agreements. The obligation included in other liabilities was $224,000 at each of the years ended September 30, 2014 and 2013. There was no related expense for the year ending September 30, 2014. The related expense for the years ending September 30, 2013 and 2012 amounted to $24,000 and $27,000, respectively.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—EMPLOYEE BENEFIT PLANS (Continued)

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

        The Bank's future postretirement benefit obligation for the arrangements included in other liabilities was $419,000 and $399,000 at September 30, 2014 and 2013, respectively. The expense under this arrangement was $20,000, $38,000 and $26,000 for the years ending September 30, 2014, 2013 and 2012, respectively.

Employee Stock Ownership Plan

        The Bank established an ESOP to provide eligible employees the opportunity to own Company stock. As part of the Bank's mutual to stock conversion, the Company invested in a subsidiary, PFC. PFC used the proceeds from the investment to fund a loan to the Peoples Federal Savings Bank Employee Stock Ownership Plan Trust (the "Trust") in the amount of $5,713,000, which was used to purchase 571,320 shares of the Company's common stock at a price of $10.00 per share. The loan bears an interest rate equal to the Wall Street Journal Prime Rate, adjusted annually, and provides for annual payments of interest and principal over the 20 year term of the loan. The interest rate is 3.25% as of September 30, 2014.

        At September 30, 2014, the remaining principal balance on the ESOP debt is payable as follows:

Years Ending September 30,	Amount
(In thousands)
2015	$232
2016	239
2017	247
2018	255
2019	264
Thereafter	3,528

$4,765

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

NOTE 17—EMPLOYEE BENEFIT PLANS (Continued)

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

        Shares held by the ESOP include the following:

	September 30,
	2014	2013
Allocated	109,976	83,321
Committed to be released	21,425	21,425
Unallocated	435,631	464,197

	567,032	568,943

        At September 30, 2014 and 2013, the fair value of unallocated ESOP shares was $9,141,000 and $8,460,000, respectively. As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

        Total compensation expense recognized in connection with the ESOP was $523,000, $510,000 and $441,000 for the years ending September 30, 2014 and 2013 and 2012, respectively.

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

NOTE 17—EMPLOYEE BENEFIT PLANS (Continued)

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

        A summary of stock option activity under the Stock Plan as of September 30, 2014, and changes during the year then ended, is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at beginning of year	642,735	$15.74	8.5	$2,213
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of year	642,735	$15.74	7.4	$2,557

Exercisable at end of year	262,920	$15.80	7.6	$1,103

        The weighted average grant date fair value of the stock options granted during the years ended September 30, 2013 and 2012 was $2.37 and $3.95, respectively. There were no stock options granted during the year ended September 30, 2014. There were no stock options exercised during the years ended September 30, 2014 and 2013.

        For the years ended September 30, 2014, 2013 and 2012, the share-based compensation expense applicable to the stock options was $531,000, $473,000 and $308,000, respectively, and the recognized tax benefit related to this expense was $137,000, $81,000 and $123,000, respectively.

        As of September 30, 2014 and 2013, the unrecognized share-based compensation expense related to the non-vested stock options was $1.1 million and $1.7 million, respectively. As of September 30, 2014, this amount is expected to be recognized over a weighted-average period of 2.3 years.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—EMPLOYEE BENEFIT PLANS (Concluded)

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

        The following table presents the status of non-vested restricted stock awards under the Stock Plan as of September 30, 2014, and changes during the year then ended:

	Number of Shares	Weighted Average Grant-date Fair Value
Non-vested restricted stock awards at beginning of year	300,735	$16.23
Restricted shares granted	—	—
Shares vested	(94,028)	16.68
Forfeited	—	—

Non-vested restricted stock awards at end of year	206,707	$16.02

        For the years ended September 30, 2014, 2013 and 2012, the share-based compensation expense applicable to the restricted stock awards was $1.6 million, $988,000 and $581,000, respectively, and the recognized tax benefit related to this expense was $626,000, $395,000 and $232,000, respectively.

        As of September 30, 2014 and 2013, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $2.6 million and $4.2 million, respectively. As of September 30, 2014, this amount is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Unit Awards

        As of September 30, 2014, there were no restricted stock unit awards granted under the Stock Plan.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following financial information pertains to the Peoples Federal Bancshares, Inc., (Parent Company Only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	September 30,
	2014	2013
	(In thousands)
ASSETS
Cash on deposit with Peoples Federal Savings Bank	$7,141	$13,223
Investment in subsidiary, Peoples Federal Savings Bank	92,497	88,055
Investment in subsidiary, Peoples Funding Corporation	4,881	5,111
Deferred tax asset	829	767
Other assets	76	269

Total assets	$105,424	$107,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$1,534	$1,073
Stockholders' equity	103,890	106,352

Total liabilities and stockholders' equity	$105,424	$107,425

Condensed Statements of Income

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Non-interest expense:
Salaries and employee benefits	$2,714	$2,159	$1,518
Other operating expense	1,185	342	347

Total non-interest expense	3,899	2,501	1,865

Loss before income taxes and equity in undistributed earnings of subsidiaries	(3,899)	(2,501)	(1,865)
Income tax benefit	(1,049)	(724)	(657)

Loss before undistributed earnings of subsidiaries	(2,850)	(1,777)	(1,208)
Equity in undistributed earnings of subsidiary, Peoples Federal Savings Bank	4,152	3,898	2,694
Equity in undistributed earnings of subsidiary, Peoples Funding Corporation	157	164	171

Net income	$1,459	$2,285	$1,657

 PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Concluded)

Condensed Statements of Cash Flows

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,459	$2,285	$1,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary, Peoples Federal Savings Bank	(4,152)	(3,898)	(2,694)
Equity in undistributed earnings of subsidiary, Peoples Funding Corporation	(157)	(164)	(171)
Deferred income tax benefit	(62)	(122)	(292)
Decrease (increase) in prepaid income taxes	274	(143)	15
Increase (decrease) in income taxes payable	325	(162)	162
Decrease (increase) in due from subsidiary, Peoples Federal Savings Bank	5	131	(37)
(Increase) decrease in other assets	(6)	(46)	1
Increase in other liabilities	136	135	40
Amortization of stock-based compensation and ESOP expense	2,337	1,686	1,044

Net cash provided by (used in) operating activities	159	(298)	(275)

Cash flows from investing activities:
Return on investment in subsidiary, Peoples Funding Corporation	387	386	387

Net cash provided by investing activities	387	386	387

Cash flows from financing activities:
Dividends paid	(2,552)	(2,335)	(181)
Common stock repurchased	(4,076)	(6,015)	(8,027)

Net cash used in financing activities	(6,628)	(8,350)	(8,208)

Net decrease in cash and cash equivalents	(6,082)	(8,262)	(8,096)
Cash and cash equivalents at beginning of year	13,223	21,485	29,581

Cash and cash equivalents at end of year	$7,141	$13,223	$21,485

        The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2014, 2013 and 2012, and therefore are not reprinted here.

 PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY DATA (UNAUDITED)

	Years Ended September 30,
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except share data)
Interest and dividend income	$5,062	$5,107	$5,026	$4,925	$4,778	$4,820	$4,769	$5,026
Interest expense	635	637	614	622	625	653	705	762

Net interest income	4,427	4,470	4,412	4,303	4,153	4,167	4,064	4,264
Provision for loan losses	—	—	—	—	—	—	80	120

Net interest income, after provision for loan losses	4,427	4,470	4,412	4,303	4,153	4,167	3,984	4,144
Total non-interest income	391	376	444	399	402	472	488	492
Total non-interest expense	4,534	3,928	3,996	3,760	3,767	3,571	3,567	3,441

Income before income taxes	284	918	860	942	788	1,068	905	1,195
Provision for income taxes	432	379	346	388	327	470	360	514

Net (loss) income	$(148)	$539	$514	$554	$461	$598	$545	$681

Weighted-average shares outstanding:
Basic	5,639,461	5,611,087	5,712,699	5,746,458	5,763,952	5,869,813	5,894,114	5,975,422
Diluted	5,639,461	5,678,343	5,748,215	5,810,294	5,811,421	5,905,052	5,914,177	6,031,289
(Loss) earnings per common share:
Basic	$(0.03)	$0.09	$0.09	$0.09	$0.07	$0.10	$0.09	$0.11
Diluted	$(0.03)	$0.09	$0.09	$0.09	$0.07	$0.10	$0.09	$0.11

NOTE 20—SUBSEQUENT EVENTS

Dividend Declared and Paid

        On October 22, 2014, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company's common stock. The dividend was paid to stockholders of record as of November 3, 2014 on November 14, 2014.

Legal Proceedings

        On October 14, 2014, an action captioned Morris et al. v Peoples Federal Bancshares, Inc., Case No. 24C14005836 (the "Complaint") was filed in the Circuit Court for Baltimore City (the "Maryland Court") on behalf of a putative class of Company stockholders against the Company, its current directors, the Bank, Independent and Rockland Trust. The Complaint generally alleges, among other things, that (i) the Company's directors breached their fiduciary duties by approving the Merger and failed to maximize stockholder value; (ii) the Company and Independent aided and abetted such breaches; and (iii) the proxy statement was deficient in that it failed to disclose certain information. The Complaint seeks, among other relief, injunctive relief, damages and attorney's fees. The Company, its board of directors, the Bank, Independent and Rockland Trust deny any wrongdoing in connection with the proposed Merger and maintain that they diligently and scrupulously complied with any and all fiduciary and other legal duties.

 PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

NOTE 20—SUBSEQUENT EVENTS (Concluded)

Legal Proceedings (Concluded)

        On November 19, 2014, the defendants entered into a memorandum of understanding with the Morris et al. v Peoples Federal Bancshares, Inc. plaintiffs regarding the settlement of that action. In connection with the settlement contemplated by the memorandum of understanding, the Company has agreed to make certain additional disclosures related to the proposed Merger. The memorandum of understanding contemplates that the parties will seek to enter into a stipulation of settlement.

        The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company's stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Maryland Court will consider the fairness, reasonableness, and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Maryland Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may not be consummated.

Merger

        On November 25, 2014, the stockholders of the Company approved the Merger as described in Note 1. The Company anticipates that the Merger will close in the first calendar-year quarter of 2015, subject to customary closing conditions and the receipt of all regulatory approvals. Upon completion of the Merger, Company stockholders will receive in exchange for each share of Company common stock, either (i) $21.00 in cash or (ii) 0.5523 of a share of Independent common stock in accordance with the terms and conditions of the Merger Agreement and have the right to elect to receive cash or stock, or a combination of cash and stock, for each share of Company common stock, subject to allocation procedures designed to ensure that 60% of the outstanding shares of Company common stock will be converted into shares of Independent common stock and 40% will be converted into cash.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        The Company's President, its Chief Executive Officer, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2014. Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and other members of its senior management team, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework in Internal Control—Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2014. Additionally, based upon management's assessment there were no material weaknesses in internal control over financial reporting as of September 30, 2014.

Changes in Internal Controls Over Financial Reporting.

        There have been no changes in the Company's internal control over financial reporting during the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        Set forth below are the names and ages of our directors and executive officers and other biographical information.

Name	Position with Company	Age(1)
D. Randolph Berry	Director	67
Lee Ann E. Coté	Director	40
Myron Fox	Director	70
Hugh Gallagher	Director	83
James J. Gavin	Executive Vice President	50
William Giudice	Director	60
Christopher Lake	Senior Vice President and Chief Financial Officer	51
Thomas J. Leetch, Jr.	President, Chief Operating Officer and Director	65
Vincent Mannering	Director	62
Norman Posner	Director	68
John F. Reen, Jr.	Director	72
Maurice H. Sullivan, Jr.	Chairman of the Board, Chief Executive Officer and Director	69
Maurice H. Sullivan, III(2)	Director	43
Frederick Taw	Director	64

(1)
Age is as of September 30, 2014.

(2)
Mr. Sullivan, III is the son of Maurice H. Sullivan, Jr., the Company's Chairman of the Board and Chief Executive Officer.

The Business Background of Our Directors and Executive Officers

        The business experience for the past five years of each of our directors and executive officers is set forth below. The biographies of each of the board members below contain information regarding the person's business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director. Each director is also a director of Peoples Federal Savings Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

        All of the directors are long-time residents of the communities served by the Company and Peoples Federal Savings Bank and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each director has significant knowledge of the businesses that operate in our market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, we believe each director has direct knowledge of the trends and developments occurring in such communities. As the holding company for a community banking institution, the Company believes that the local knowledge and experience of its directors assists the Company in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and assessing the risks inherent in its lending operations, and provides the Company with greater business development opportunities. As local residents, our nominees and directors are also exposed to the advertising, product offerings and community development efforts of competing institutions, which, in turn, assists us in structuring our marketing efforts and community outreach programs.

        D. Randolph Berry is a private investor and consulting engineer. He has been associated with Foster-Miller, Inc., (a subsidiary of QinetiQ, a world-wide technology development firm) since 1970. Mr. Berry's significant investing experience assists the Board in analyzing financial transactions and assessing securities investment and asset management strategies. Additionally, his experience with technology matters assists the Board in assessing the technology needs of the Company with respect to its operations and the delivery of its products and services to its customers.

        Lee Ann Coté was formerly Senior Vice President—Retail Banking and Human Resources for Peoples Federal Savings Bank. Ms. Coté was employed by the Bank from 1994 to 2010. Ms. Coté has significant banking expertise and background with regard to retail banking, bank operations, marketing and human resources. Ms. Coté's professional experience provides the Board with valuable insight into retail and branch banking as well as the delivery of new products and services.

        Myron Fox is an attorney and is the proprietor of the law firm Rollins, Rollins & Fox, Newton, Massachusetts. Mr. Fox joined Rollins, Rollins & Fox one year after his graduation from Boston College Law School in 1969 and became the firm's proprietor in 1975. As a practicing attorney in the local market, Mr. Fox represents local businesses and individuals and handles a variety of real estate transaction matters. Mr. Fox's legal experience provides the Board with insight on legal matters involving the Company, and his local contacts with customers and businesses assists the Company with business generation and product offerings.

        Hugh Gallagher is the owner of Center Realty, Inc., a real estate development firm located in Brighton, Massachusetts. Mr. Gallagher's experience as a local real estate developer provides the Board with assistance in assessing local real estate values, trends and developments, in identifying potential new lending customers and in assessing the relative risk of projects and properties securing loans made by Peoples Federal Savings Bank.

        James J. Gavin is our Executive Vice President and is the Executive Vice President/Chief Operating Officer and Chief Lending Officer of Peoples Federal Savings Bank. He has been employed at Peoples Federal Savings Bank since 1994. Prior to his employment at Peoples Federal Savings Bank, from 1986 until 1994, Mr. Gavin was an Examiner-in-Charge at the Federal Home Loan Bank Board, which became the Office of Thrift Supervision in 1989.

        William Giudice is President and Chief Executive Officer of Xikota Devices, Inc., a semiconductor company that develops high performance components for wireless applications, located in Waltham, Massachusetts. From 2003 until 2007, Mr. Giudice was Vice President and General Manager of Analog Devices. Mr. Giudice has more than 30 years of technology-industry experience. Mr. Giudice's general experience in managing the operations of a technology company provides the Board with general business acumen, and his specific experience in the area of technology assists the Board in assessing technological matters related to the operations of the Company and the delivery of its services and products to its customers.

        Christopher Lake is our Senior Vice President and Chief Financial Officer. He has been employed at Peoples Federal Savings Bank since 2000. Prior to his employment with Peoples Federal Savings Bank, from 1988 until 1994, Mr. Lake was an Examiner-in-Charge at the Federal Home Loan Bank Board, which became the Office of Thrift Supervision in 1989. Thereafter, Mr. Lake was employed with another community banking institution as well as KPMG, where he served from 1997 until 2000 as a senior consultant.

        Thomas J. Leetch, Jr. is our President and Chief Operating Officer and is the President and Chief Executive Officer of Peoples Federal Savings Bank, positions he has held at the Bank since his initial hire in 1980. Prior to joining Peoples Federal Savings Bank in 1980, Mr. Leetch worked as a senior manager in the Audit Banking Division of a certified public accounting firm as well as serving as Executive Vice President and Treasurer of a Massachusetts-based savings bank. Mr. Leetch has over

37 years of experience in banking. Mr. Leetch's significant local banking experience, auditing background and continued participation in the financial industry trade associations provides the Board with a perspective on the day to day operations of Peoples Federal Savings Bank and assists the Board in assessing the trends and developments in the financial institutions industry on a local and national basis.

        Vincent Mannering held the position Executive Director of the Boston Water & Sewer Commission, from January 1995 until his retirement in January 2013. As part of Mr. Mannering's role with the Boston Water & Sewer Commission, he served as a member of the board of directors and was the chairman of the audit and finance committees. From 1992 until 1995, Mr. Mannering was a State Representative for the Commonwealth of Massachusetts. Mr. Mannering practiced law in private practice from 1985 until 1995, and prior to this, Mr. Mannering was an Assistant District Attorney for the Commonwealth of Massachusetts from 1978 until 1985. Mr. Mannering's former experience as a State Representative and as Executive Director of the Boston Water & Sewer Commission, his knowledge of the local municipalities and contacts with local community leaders and politicians provides the Board with insight into dealing with such municipalities and assists the Board in assessing local government actions, which may affect the Company or its subsidiaries.

        Norman Posner is a certified public accountant and is the managing partner of Samet & Company, PC, a certified public accounting firm, located in Chestnut Hill, Massachusetts. Mr. Posner has been a certified public accountant since 1972. Mr. Posner has significant expertise and background with regard to accounting matters, the application of generally accepted accounting principles and matters of business finance and business transactions. Mr. Posner's professional and business experience provides the Board with valuable insight into the accounting and public reporting issues faced by the Company and in assessing strategic transactions involving the Company.

        John F. Reen, Jr. is the Owner of Lehman, Reen and McNamara Funeral Home, a funeral home located in Brighton, Massachusetts, which Mr. Reen has owned since its establishment in 1974. Mr. Reen's experience as a local business owner and operator provides the board with insight into product offerings aimed at local small businesses. Additionally, through Mr. Reen's active participation in local community service organizations, Mr. Reen provides the Board with assistance in the areas of potential business generation and community outreach efforts.

        Maurice H. Sullivan, Jr. is our Chairman and Chief Executive Officer. Mr. Sullivan has served as a board member of Peoples Federal Savings Bank since 1971, has served as Chairman of the Board since 1987 and served as the Chairman and Chief Executive Officer of Peoples Federal MHC and Peoples Federal Bancorp, Inc. from their formation in 2005 until the consummation of our mutual to stock conversion in July 2010. Mr. Sullivan was a practicing attorney from 1971 until his retirement from legal practice in 2007. As a practicing attorney in the local market, Mr. Sullivan represented local businesses and individuals and handled real estate, litigation and business transaction matters for Peoples Federal Savings Bank. Mr. Sullivan's legal experience, local contacts with customers and businesses and institutional knowledge of the development of Peoples Federal Savings Bank provides the Board with valuable perspective as to the operations of the Company and with respect to business generation and product offerings. Mr. Sullivan is the father of board member Maurice H. Sullivan, III.

        Maurice H. Sullivan, III is a partner in the Boston, Massachusetts office of Bigham McCutchen, an international law firm, which effective November 24, 2014 was merged into Morgan, Lewis & Bockius LLP, an international law firm with its United States headquarters located in Philadelphia, Pennsylvania. Mr. Sullivan's primary practice area is commercial real estate. Mr. Sullivan's legal experience assists the Board in assessing legal and regulatory matters involving the Company, and his specific expertise in the area of commercial real estate provides the Board insight into the local real estate market in general and, more specifically, insight into the values, trends and developments in the Boston metropolitan area commercial real estate market. Mr. Sullivan is the son of Maurice H. Sullivan, Jr., our Chairman and Chief Executive Officer.

        Frederick Taw is an owner of Golden Temple restaurant in Brookline, Massachusetts. As an active member of the local Asian community and participant in Asian community service organizations, Mr. Taw provides the Board with insight into the banking and service needs of the various Asian communities served by the Company and assistance in the areas of potential business generation and community outreach efforts.

Corporate Governance

        General.    The Company periodically reviews its corporate governance policies and procedures to ensure that the Company meets the highest standards of ethical conduct, reports results with accuracy and transparency and maintains full compliance with the laws, rules and regulations that govern the Company's operations. As part of this periodic corporate governance review, the Board of Directors reviews and adopts what it believes to be best corporate governance policies and practices for the Company.

        Code of Ethics.    The Board of Directors has adopted a Code of Ethics for Senior Officers that is applicable to our senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. A copy of the Code of Ethics for Senior Officers can be found in the "Investor Relations—Corporate Governance" section of our website at www.pfsb.com.

Meetings and Committees of the Board of Directors

        Audit Committee.    Pursuant to Peoples Federal Bancshares's Audit Committee Charter, the Audit Committee assists the Board of Directors in its oversight of the Company's accounting and reporting practices, the quality and integrity of the Company's financial reports and the Company's compliance with applicable laws and regulations. The Audit Committee, which is comprised solely of non-employee directors, all of whom the Board has determined are independent in accordance with the Nasdaq Stock Market listing standards and applicable regulations of the Securities and Exchange Commission, is also responsible for engaging the Company's independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has designated Norman Posner as an "audit committee financial expert" under the rules of the Securities and Exchange Commission. The report of the Audit Committee required by the rules of the Securities and Exchange Commission is included below. See "Audit Committee Report." The Audit Committee operates under a written charter, which is available on our website at www.pfsb.com.

Audit Committee Report

        The Audit Committee has issued a report that states as follows:

  •
  we have reviewed and discussed with management and the independent registered public accounting firm our audited consolidated financial statements for the fiscal year ended September 30, 2014;

  •
  we have discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

  •
  we have received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communication with the Audit Committee concerning independence, and have discussed with the independent registered public accounting firm their independence.

        Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company's audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for filing with the Securities and Exchange Commission.

        This report has been provided by the Audit Committee, which consists of Directors Posner (Chairman), Mannering and Taw.

Procedures for the Recommendation of Director Nominees by Stockholders.

        The Nominating and Corporate Governance Committee has adopted procedures for the submission of recommendations for director nominees by stockholders. Stockholders can submit the names of qualified candidates for director by writing to us at 435 Market Street, Brighton, Massachusetts 02135, Attention: Corporate Secretary. To be timely, the submission of a candidate for director by a stockholder must be received by the Corporate Secretary not less than 180 days prior to the anniversary date of the prior year's proxy statement.

        The submission must include the following information:

  (1)
  A statement that the writer is a stockholder and is proposing a candidate for consideration by the Committee;

  (2)
  The name and address of the stockholder as they appear on our books, and number of shares of our common stock that are owned beneficially by the stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder's ownership will be required);

  (3)
  The name, address and contact information for the candidate, and the number of shares of common stock of Peoples Federal Bancshares that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the candidate's share ownership should be provided);

  (4)
  A statement of the candidate's business and educational experience;

  (5)
  Such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Regulation 14A;

  (6)
  A statement detailing any relationship between the candidate and any customer, supplier or competitor of Peoples Federal Bancshares or its subsidiaries;

  (7)
  Detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

  (8)
  A statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

        A nomination submitted by a stockholder for presentation by the stockholder at an annual meeting of stockholders must comply with the procedural and informational requirements described in our Bylaws.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        General Philosophy and Overall Program Objectives.    Our compensation objectives begin with the premise that our success depends, in large part, on the dedication and commitment of the people we place in key management positions, and the incentives we provide such persons to implement successfully our business strategy and other corporate objectives. The overall objectives of our compensation program is to retain, motivate and reward employees and officers (including named executive officers, as defined below) for performance, and to provide competitive compensation to attract talent to our organization. We recognize that we operate in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

        The Company seeks to attract, retain and motivate qualified executives to lead the Company, and believes that these qualified executives are crucial to our success. Our approach is to compensate executives commensurate with their experience, expertise and performance, and to be competitive with the other comparative banking companies of similar size, complexities and business. In addition, our compensation programs have been designed and implemented to reward executives for sustained financial and operating performance and to encourage such executives to remain with us for an extended period of time. We design our compensation programs to:

  •
  support our strategic plan by communicating what is expected of executives with respect to results and achievement;

  •
  retain and recruit executive talent; and

  •
  create sustained financial strength and long-term shareholder value.

        We seek to achieve these objectives through the use of a base salary, annual bonus and grants of long-term, equity-based compensation such as stock options, restricted stock, stock allocations pursuant to our employee stock ownership plan, supplemental employee stock ownership program, employment and change of control agreements and other perquisites. We focus on both current and future compensation and combine both of these elements in a manner that we hope will optimize the executive's contribution to the Company.

        We use market and salary information for comparative banking companies of similar size, complexities and business as one factor in making compensation decisions, along with individual contribution and performance, importance of role and responsibilities, as well as leadership and growth potential as additional factors. We also rely upon our judgment and the judgment of compensation professionals in making compensation decisions to insure that the strategic, financial and leadership objectives are met. Accordingly, we believe that our compensation programs assist in enhancing shareholder value.

        In making decisions with respect to any element of a named executive officer's compensation, the Compensation Committee considers annually the total compensation that may be awarded to the executive officer, including salary, annual bonus and long-term and short-term incentive compensation. In addition, in reviewing and approving the employment agreements for our named executive officers, the Compensation Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances. The Compensation Committee's goal is to award compensation that is reasonable when all elements of potential compensation are considered. The Compensation Committee is provided, prior to the end of each fiscal year, a summary compensation schedule for each named executive officer, containing the amount of all forms of compensation. This schedule is used as a tool by the Compensation Committee when considering the total compensation of each named executive officer.

        The following officers are our named executive officers for 2014:

  •
  Maurice H. Sullivan, Jr., Chairman and Chief Executive Officer;

  •
  Thomas J. Leetch, President and Chief Operating Officer;

  •
  James J. Gavin, Executive Vice President and Chief Lending Officer; and

  •
  Christopher Lake, Senior Vice President and Chief Financial Officer.

        Designing Our Compensation Program.    Our compensation program is designed to reward the named executive officers based on their level of assigned management responsibilities, individual experience and performance levels, and knowledge of our organization. The creation of long-term value is highly dependent on the development and effective execution of a sound business strategy by our named executive officers.

        Other considerations influencing the design of our executive compensation program are:

  •
  experience in the financial services industry that promotes the safe and sound operation of Peoples Federal Savings Bank;

  •
  experience in all aspects of risk management;

  •
  executives with sufficient experience in our markets relating to the needs of our customers, products and investments in various phases of the economic cycle; and

  •
  disciplined decision-making that respects our business plan but adapts quickly to change.

        Compensation Components.    The compensation paid to our named executive officers during fiscal 2014 may consist of the following three primary components:

  •
  Base salary—A fixed base salary to our executives to provide for a level of compensation that is assured;

  •
  Annual bonuses—An annual cash bonus to our executives based on our performance and profitability; and

  •
  Long-term incentive awards—Long-term incentive awards to our executives, comprised of restricted stock grants and stock options, which are intended to reward them for prior service and motivate them to stay with us and build long-term shareholder value.

        Base Salaries and Annual Bonuses for Named Executive Officers.    The minimum salaries for Mr. Sullivan, Mr. Leetch, Mr. Gavin and Mr. Lake were determined by employment agreements. Any increase over these minimums, and the salaries of the other executive officers, are determined by the Compensation Committee based on a variety of factors, including:

  •
  the nature and responsibility of the position and, to the extent available, salary averages for persons in comparable positions at other similar financial institutions;

  •
  the expertise of the individual executive and (except for their own compensation) the recommendations of the Chairman and Chief Executive Officer and the President and Chief Operating Officer; and

  •
  the alignment of interests of the executives with those of the shareholders.

        Where not specified by contract, salaries are generally reviewed annually and are designed to reward annual achievements and are to be commensurate with the executive's responsibilities, leadership abilities and management expertise and effectiveness. In addition, the Compensation Committee considers our financial and market performance and the creation of long-term shareholder value in determining salaries.

        In fiscal 2014, the Company did not make any non-equity bonus payments to the named executive officers. The Compensation Committee has determined that implementing a non-equity bonus compensation program is consistent with the Company's general compensation objectives. It is expected that this program will be based on the Company's performance and profitability taking in to account the annual operating budget, which is prepared annually by Company management and approved by the Board of Directors at the beginning of the fiscal year. Based on to-be determined criteria, an executive will be entitled to a cash bonus percentage of the executive's base salary.

        Long-Term Incentives.    Our shareholders approved the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan in August 2011. Since that time, equity awards, in the form of stock options and restricted stock awards ("equity awards"), have become an important element of our executive compensation program. We believe our use of equity awards is meeting the objectives of our compensation philosophy by achieving a balance among the elements of compensation that makes us competitive with our industry peers and that creates appropriate incentives for our management team. The Compensation Committee has engaged Pearl Meyer & Partners, an independent compensation advisor, to provide us with their expertise on competitive compensation practices and help us evaluate and compare our compensation program and financial performance with those of our peers.

        The long-term incentive program provides a periodic award that is retention-based in that it is designed to recognize the executive's responsibilities, reward demonstrated performance and leadership and to retain such executives. The objective of the program is to align compensation for the named executive officers over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return. The level of long-term incentive compensation is determined based on an evaluation of competitive market factors in conjunction with total compensation provided to the named executive officers and the goals of the compensation program. Our long-term incentive compensation generally takes the form of a combination of restricted stock awards and stock options. These two vehicles reward shareholder value creation in slightly different ways. Stock options (which have exercise prices equal to the market price at date of grant) reward named executive officers only if our stock price increases. Restricted stock awards are impacted by all stock price changes, so the value to the named executive officers is affected by both increases and decreases in our stock price.

        It is the policy of the Compensation Committee that neither the Compensation Committee, nor any member of our management, shall backdate an equity grant under our long-term incentive program or manipulate the timing of a public release of material information with the intent of benefiting a grantee under the equity award. Accordingly, scheduling decisions concerning equity grants are made without regard to anticipated earnings or major announcements.

        Restricted Stock Awards and Stock Options.    Restricted stock awards and stock options granted as long-term incentive compensation to the named executive officers vest over a period as determined by the Compensation Committee and are conditioned on continued employment. Stock options have exercise prices of not less than the fair market value of our stock on the date of grant. The Compensation Committee charter prohibits the Compensation Committee from granting an award with a price or value less than the fair market value of our stock on a day other than the grant date of such award. We prohibit the re-pricing of stock options. The Compensation Committee has never granted stock options with exercise prices below the market price of our stock on the date of grant and has never reduced the exercise price of stock options.

        On February 21, 2012, the Company granted 281,700 shares of restricted stock awards and 584,480 stock options to our named executive officers, directors and other employees pursuant to the 2011 Equity Incentive Plan, which authorizes a total of 999,810 shares. Each of these awards will vest over five years at 20% per year. On August 20, 2013, the Company granted an additional 75,375 shares of restricted stock awards and 58,255 stock options to our named executive officers, directors and other employees pursuant to the 2011 Equity Incentive Plan. Each of these awards will vest over two years at 50% per year. The Company does not have any shares that remain available for future issuance for stock options or as restricted stock awards.

        Periodic Review.    The Compensation Committee has previously and will continue to review annually both the bonus program and the long-term incentive program to ensure that their respective key elements continue to meet objectives described above and to determine that such programs do not have a material adverse effect on the Company.

        Use of Outside Advisors and Survey Data.    The Compensation Committee employs an outside compensation consultant, Pearl Meyer & Partners of Southborough, Massachusetts, to assist in the evaluation of the compensation of our named executive officers and amendments to the salary grades of all employees. The Compensation Committee uses its own criteria coupled with a peer comparison compiled by Pearl Meyer & Partners to establish the named executive officers' base salaries. The above process is repeated for determining fair compensation for all members of the Board of Directors and their committees. The Compensation Committee maintains the authority to approve fees and other retention terms with respect to the compensation consultant. Pearl Meyer & Partners does not provide any additional services beyond annual executive and employee salary based compensation services to the Company.

Other Benefits

        Supplemental Employee Stock Ownership Plan.    We have established a Supplemental Employee Stock Ownership Plan in order to provide restorative payments to executives who are prevented from receiving full benefits contemplated by our employee stock ownership plan's benefit formula. Such plan is used to retain and reward the executive officers for their demonstrated performance and leadership abilities. The restorative payments consist of payments in lieu of shares from the plan that cannot be allocated to participants due to legal limitations imposed on tax-qualified plans. Currently, only the Chairman and Chief Executive Officer and President and Chief Operating Officer are participants in the Supplemental Employee Stock Ownership Plan. The Compensation Committee considers the remuneration received under this plan when annually determining these executives' total compensation.

        Defined Benefit Plan.    Peoples Federal Savings Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multiple-employer plan. Each of the named executive officers, other than Mr. Sullivan, is a participant in the Defined Benefit Plan. The Defined Benefit Plan provides fixed payments to participants upon retirement, see "Executive Compensation—Tax Qualified Plans—Defined Benefit Plan."

        Benefits and Perquisites.    The Compensation Committee supports providing benefits and perquisites to the named executive officers that are substantially the same as those offered to officers of comparative financial institutions, which we believe, are reasonable, competitive and consistent with our overall compensation program.

        Employment Agreements and Change of Control Agreements.    The Compensation Committee believes that our continued success depends, to a significant degree, on the skills and competence of certain senior officers. The employment agreements are intended to ensure that we continue to maintain and retain experienced senior management. Please see "Executive Compensation—Employment Agreements".

Tax and Accounting Implications

        In consultation with our advisors, we evaluate the tax and accounting treatment of our compensation program at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible. However, to the greatest extent possible, we intend to structure our compensation program in a tax efficient manner.

Risk Management

        The Compensation Committee believes that any risks arising from our compensation policies and practices for all of our employees, including our named executive officers, are not reasonably likely to have a material adverse effect on the Company or Peoples Federal Savings Bank. We do not use incentive-based compensation linked to individual performance for any officer of the Company. Nominal commissions resulting from sales within Peoples Federal Savings Bank are paid to employees only upon achieving certain sales goals. Salary increases are awarded annually to employees, contingent upon management review of performance, and are generally reflective of cost-of-living increases. In addition, the Compensation Committee believes that the mix and design of the elements of our compensation program will encourage our senior management to act in a manner that is focused on long-term valuation of the Company and Peoples Federal Savings Bank.

        The Compensation Committee regularly reviews our incentive-based plans to ensure that controls are in place so that our employees are not presented with opportunities to take unnecessary and excessive risks that could threaten the value of the Company and Peoples Federal Savings Bank. Finally, through our employee stock ownership plan and stock-based incentive plan, we have put more of our common stock into the hands of our employees which align their interests with those of our shareholders, and in turn, we believe, contribute to long-term shareholder value and decrease the likelihood that our employees would take excessive risks that could threaten the value of their common stock received under each plan.

Compensation Committee Interlocks and Insider Participation

        Our Compensation Committee determines and recommends to the full Board, and the Board of Directors ratifies, the salaries to be paid each year to our Chief Executive Officer and those executive officers who report directly to the Chief Executive Officer. None of the members of the Compensation Committee was an officer or employee of the Company or of Peoples Federal Savings Bank during the fiscal year ended September 30, 2014, or is a former officer of the Company or Peoples Federal Savings Bank.

        During the fiscal year ended September 30, 2014, (i) no executive of Peoples Federal Bancshares or Peoples Federal Savings Bank served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee of Peoples Federal Bancshares; (ii) no executive officer of Peoples Federal Bancshares or Peoples Federal Savings Bank served as a director of another entity, one of whose executive officers served on the Compensation Committee of Peoples Federal Bancshares; and (iii) no executive officer of Peoples Federal Bancshares or Peoples Federal Savings Bank served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of Peoples Federal Bancshares or Peoples Federal Savings Bank.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the section entitled "Compensation Discussion and Analysis" with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" be included in this proxy statement.

        This report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this report by reference, and shall not otherwise be deemed filed with the Securities and Exchange Commission.

This report has been provided by the Compensation Committee

Hugh Gallagher (Chairman)
William Giudice
John F. Reen, Jr.
Frederick Taw

Executive Compensation

        Summary Compensation Table.    The following table sets forth the total compensation paid to or earned by our Chief Executive Officer and Chairman of the Board, Maurice H. Sullivan, Jr., our President and Chief Operating Officer, Thomas J. Leetch, Jr. (Mr. Leetch is also President and Chief Executive Officer of Peoples Federal Savings Bank), James J. Gavin, our Executive Vice President (Mr. Gavin is also Executive Vice President, Chief Operating Officer and Chief Lending Officer of Peoples Federal Savings Bank) and Christopher Lake, our Senior Vice President and Chief Financial Officer (Mr. Lake is also Senior Vice President, Chief Financial Officer and Treasurer of Peoples Federal Savings Bank) for the fiscal years ended September 30, 2014, 2013 and 2012. We refer to these individuals as "named executive officers."

Name and Principal Position With Peoples Federal Bancshares	Fiscal Year Ended September 30,	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All other Compensation ($)(5)	Total ($)
Maurice H. Sullivan, Jr.	2014	451,154	—	—	—	—	83,788	534,942
Chairman and Chief	2013	448,726	—	308,321	33,180	85,253	136,683	1,012,163
Executive Officer	2012	438,750	—	1,005,550	395,000	107,755	48,362	1,995,417
Thomas J. Leetch, Jr.	2014	423,228	—	—	—	274,127	664,918	1,362,273
President and Chief	2013	420,950	—	263,483	33,180	119,260	82,598	919,471
Operating Officer	2012	411,589	—	850,850	395,000	433,570	56,541	2,147,550
James J. Gavin	2014	267,995	—	—	—	374,816	71,875	714,686
Executive Vice	2013	256,918	—	184,900	17,775	116,777	54,031	630,401
President	2012	250,318	—	541,450	252,800	297,297	36,590	1,378,455
Christopher Lake	2014	215,264	—	—	—	250,434	59,344	525,042
Senior Vice President	2013	206,359	—	171,033	15,405	90,035	45,153	527,985
and Chief Financial	2012	201,057	—	464,100	176,960	177,178	30,536	1,049,831
Officer

(1)
Represents discretionary cash bonuses.

(2)
For 2013, reflects the aggregate grant date fair value of stock awards granted August 20, 2013. A description of these awards are included in Note 16 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the Securities and Exchange Commission. For 2012, reflects the aggregate grant date fair value of stock awards granted February 21, 2012. A description of these awards are included in Note 16 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission.

(3)
For 2013, reflects the aggregate grant date fair value of stock options granted August 20, 2013. The assumptions used in the valuation of these awards are included in Note 16 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the Securities and Exchange Commission. For 2012, reflects the aggregate grant date fair value of shares of stock options granted February 21, 2012. The assumptions used in the valuation of these awards are included in Note 16 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the Securities and Exchange Commission.

(4)
For 2014, the amounts in this column; (i) for Mr. Sullivan represent no change in value for the supplemental executive retirement agreement; (ii) for Mr. Leetch, the amount reflects a change in value of $255,000 for the pension plan, and $19,127 for the supplemental executive retirement agreement; (iii) for Mr. Gavin, the amount reflects a change in value of $194,000 for the pension plan, and $180,816 for the supplemental executive retirement agreement; and (iv) for Mr. Lake, the amount reflects a change in value of $114,000 for the pension plan, and $136,434 for the supplemental executive retirement agreement. For 2013, the amounts in this column; (i) for Mr. Sullivan represent a change in value of $85,253 for the supplemental executive retirement agreement; (ii) for Mr. Leetch, the amount reflects a change in value of ($79,000) for the pension plan, and $198,260 for the supplemental executive retirement agreement; (iii) for Mr. Gavin, the amount reflects a change in value of ($141,000) for the pension plan, and $257,777 for the supplemental executive retirement agreement; and (iv) for Mr. Lake, the amount reflects a change in value of ($70,000) for the pension plan, and $160,035 for the supplemental executive retirement agreement. For 2012, the amounts in this column represent; (i) for Mr. Sullivan a change in value of $107,755 for the supplemental executive retirement agreement; (ii) for Mr. Leetch, the amount reflects a change in value of $324,000 for the pension plan, and $109,570 for the supplemental executive retirement plan; (iii) for Mr. Gavin, the amount reflects a change in value of $251,000 for the pension plan and $46,297 for the supplemental executive retirement plan; (iv) for Mr. Lake, the amount reflects a change in value of $140,000 for the pension plan, and $37,178 for the supplemental executive retirement agreement.

(5)
The amounts in this column reflect what we paid for, or reimbursed, the applicable named executive officer for various benefits and perquisites that we provide. A break-down of the various elements of compensation in this column is set forth in the following table.

	All Other Compensation
Other Compensation	Mr. Sullivan, Jr.	Mr. Leetch, Jr.	Mr. Gavin	Mr. Lake
Employer 401(k) Matching Contribution	$—	$8,250	$7,799	$6,219
Deferred Compensation	—	572,000	—	—
STD, LTD & Group Life	1,780	1,780	1,993	1,993
Dividends on Unvested Restricted Stock	28,230	23,948	15,640	13,698
Personal Use of Auto	504	504	—	—
ESOP Allocation(1)	29,868	29,868	29,868	24,301
Supplemental ESOP	20,683	17,849	364	—
Accrued Vacation Payout	—	—	14,903	11,970
Split-Dollar Life Insurance	1,973	805	123	131
Tax Gross-ups	750	9,914	1,185	1,032

Total	$83,788	$664,918	$71,875	$59,344

(1)
The ESOP allocation is based on the fair market value of the shares allocated at December 31, 2013, which was $17.74 per share.

        Employment Agreements.    Peoples Federal Bancshares and Peoples Federal Savings Bank have each entered into employment agreements with Messrs. Thomas J. Leetch, Jr., James J. Gavin and Christopher Lake, and Peoples Federal Bancshares has entered into an employment agreement with Maurice H. Sullivan, Jr. (Messrs. Leetch, Gavin, Lake and Sullivan are referred to below as the "executives" or "executive"). The employment agreements with Peoples Federal Bancshares have essentially identical provisions as the Peoples Federal Savings Bank agreements, except that the employment agreements with Peoples Federal Bancshares provide for daily, rather than annual, renewal, and, in the case of the agreements with Messrs. Leetch, Gavin and Lake, obligate Peoples Federal Bancshares to make any payments not made by Peoples Federal Savings Bank under its agreement with the executive (provided that the executive will not receive any duplicate payments) and will not require an automatic cut-back of severance benefits on a termination of employment in connection with a change in control in order to avoid an excess parachute payment.

        Our continued success depends to a significant degree on the skills and competence of these officers, and the employment agreements are intended to ensure that we maintain a stable management base upon our becoming a publicly traded stock company. The discussion below addresses the employment agreement for each executive with Peoples Federal Savings Bank and Peoples Federal Bancshares.

        The Peoples Federal Saving Bank employment agreements with Messrs. Leetch, Gavin and Lake, and the Peoples Federal Bancshares employment agreements with Messrs. Leetch, Gavin, Lake and Sullivan, Jr. each provide for three-year terms, subject to, in the case of the Peoples Federal Savings Bank employment agreements, annual renewal by the Board of Directors for an additional year beyond the then-current expiration date, and with respect to the employment agreements with Peoples Federal Bancshares, subject to daily renewals, with annual review by the Board of Directors. The current base salaries under the employment agreements, effective January 1, 2014, are $451,154 for Mr. Sullivan, Jr., $423,228 for Mr. Leetch, $271,224 for Mr. Gavin and $217,860 for Mr. Lake. The agreements also provide for participation in incentive compensation programs, employee benefit plans and programs, regular vacation and paid legal holidays, and certain fringe benefits as described in the agreements. The employment agreements for Messrs. Sullivan and Leetch also provide for the use of an automobile and a cellular phone. In addition, the employment agreements for each of Mr. Leetch and Mr. Sullivan provide that, in the event the executive terminates employment on or after age 65 (or within three years of attaining age 65, in the event termination occurs following a change in control), he and his wife will be entitled to participation in a supplemental medical retiree insurance plan and a prescription drug benefit plan for the remainder of their lives, at no cost to either of them.

        Upon termination of an executive's employment for cause, as defined in each of the agreements, the executive will receive no further compensation or benefits under the agreement. If we terminate the executive without cause or if the executive terminates voluntarily under specified circumstances that constitute good reason (as defined in the agreement), the executive will be entitled to the base salary and incentive compensation and the value of all employee benefits that would have been provided for the remaining term of the agreement had the executive's employment not terminated. Such amounts would be paid in a lump sum payment. In addition, the executive will be entitled to participate in any life insurance, non-taxable medical, health, or dental arrangement, subject to the same premium contribution until the earlier of his death, his employment by another employer other than one in which he is the majority owner, or the remaining term of the agreement. In the event of a change in control, followed by the executive's dismissal or resignation following a demotion, loss of title, office or significant authority, or relocation by more than 25-miles, the executive will be entitled to the greater of the payments set forth above or three times his average annual compensation over the last five years, payable in a lump sum, plus, continued welfare benefits either provided under the Peoples Federal Savings Bank plans for a period of up to 36 months or by payment of a cash lump sum payment equal to the cost of providing such benefits for 36 months. In addition, any memberships or automobile use shall be continued during the remaining unexpired term of the agreement. The payments required under the Peoples Federal Savings Bank employment agreements but not under the Peoples Federal Bancshares employment agreements in connection with a change in control will be reduced to the extent necessary to avoid an excess parachute payment.

        Upon any termination of employment that would entitle a severance payment (other than a termination in connection with a change in control), each executive will be required to adhere to a one-year non-competition provision. The executive will be required to release us from any and all claims in order to receive any payments and benefits under their agreements. We will agree to pay all reasonable costs and legal fees of the executives in relation to the enforcement of the employment agreements, provided the executives succeed on the merits in a legal judgment, arbitration proceeding or settlement. The employment agreements also provide for indemnification of the executives to the fullest extent legally permissible.

        In connection with the Merger Agreement (see Definitive Proxy Statement filed with the SEC on October 22, 2014), Independent and Peoples have entered into settlement agreements (that include customary waiver and release provisions) with Maurice H. Sullivan, Jr., Peoples' Chairman and Chief Executive Officer, Thomas J. Leetch, Jr., Peoples' President and Chief Operating Officer, James J. Gavin, Peoples' Executive Vice President, and Christopher Lake, Peoples' Senior Vice President and Chief Financial Officer, for the purpose of setting forth, and avoiding any future disagreement with respect to, the payments and benefits that these executive officers are entitled to receive under their pre-existing agreements with Peoples and Peoples Federal Savings Bank, as applicable. Pursuant to the settlement agreements, the pre-existing agreements will be terminated or amended, as the case may be, at the closing of the merger and, subject to certain exceptions, the executive officers will look solely to the terms of the settlement agreements to determine their rights to receive severance and other payments and benefits.

        Grants of Plan-Based Awards.    There were no grants of plan-based awards for our named executive officers during the fiscal year ended September 30, 2014.

        2011 Equity Incentive Plan.    In 2011, the Board of Directors adopted, and the Company's shareholders subsequently approved, the Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan (the "Equity Incentive Plan"), to provide officers, employees and directors of the Company and the Bank with additional incentives to promote the long-term financial success of the Company and the Bank.

        The Equity Incentive Plan is administered by the members of the Compensation Committee. The Committee may determine the type of award and the terms and conditions of each award under the Equity Incentive Plan, which shall be set forth in an award agreement delivered to each participant. The following types of awards may be granted under the Equity Incentive Plan: (a) stock options, which may be either "incentive" stock options or "non-qualified" stock options; (b) restricted stock; and (c) restricted stock units. The Equity Incentive Plan authorizes the issuance of up to 999,810 shares of Company common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards, and restricted stock units. Up to 999,810 shares may be delivered pursuant to grants of stock options (all of which may be incentive stock options) and up to 357,075 shares may be issued as restricted stock awards or restricted stock units. With respect to options granted under the Equity Incentive Plan, the exercise price may not be less than the fair market value of a share of our common stock on the date the stock option is granted.

        The Committee is authorized to grant awards, the vesting of which may be subject to the satisfaction of performance-based conditions. The vesting date of performance-based awards is the date on which all the performance measures are attained and the performance period is concluded. Any unvested performance-based awards for which the performance measures are not satisfied will be forfeited without consideration. If the right to become vested in an award under the Equity Incentive Plan is conditioned on the completion of a specified period of service with the Company or its subsidiaries, without the achievement of performance measures or objectives, then the required period of service for full vesting shall be determined by the Committee and evidenced in the award agreement.

        As of September 30, 2014, 357,075 shares of restricted stock and 642,735 options had been granted representing all of the shares authorized under the Equity Incentive Plan. The following table sets forth information with respect to the outstanding equity awards held by our named executive officers for the fiscal year ended September 30, 2014.

Outstanding Equity Awards at Fiscal Year Ended September 30, 2014
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Maurice H. Sullivan, Jr.	40,000	60,000	15.47	02/21/22	39,000	780,000
	7,000	7,000	18.49	08/20/23	8,338	166,760
Thomas J. Leetch, Jr.	40,000	60,000	15.47	02/21/22	33,000	660,000
	7,000	7,000	18.49	08/20/23	7,125	142,500
James J. Gavin	25,600	38,400	15.47	02/21/22	21,000	420,000
	3,750	3,750	18.49	08/20/23	5,000	100,000
Christopher Lake	17,920	26,880	15.47	02/21/22	18,000	360,000
	3,250	3,250	18.49	08/20/23	4,625	92,500

(1)
The amount shown represents the number of stock awards that have not vested multiplied by the closing price of the Company's common stock on September 30, 2014, which was $20.00.

        Options Exercised and Stock Vested.    The following table sets forth, for each of our named executive officers, the value of securities vested during the fiscal year ended September 30, 2014. No stock option awards were exercised during the fiscal year ended September 30, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Maurice H. Sullivan, Jr.	—	—	21,338	400,929
Thomas J. Leetch, Jr.	—	—	18,125	340,635
James J. Gavin	—	—	12,000	226,030
Christopher Lake	—	—	10,625	200,485

        Split Dollar Plans.    Peoples Federal Savings Bank entered into endorsement split dollar life insurance plans for the benefit of several senior executives, including Messrs. Sullivan, Jr., Leetch, Gavin and Lake, effective December 1, 2004, as amended in 2006. Effective March 1, 2011, the plans were amended to increase the amount of the death proceeds payable under the plans. The split dollar plans divide the death proceeds payable under certain life insurance policies owned by the Bank that insure the lives of the participating employees between the Bank and the designated beneficiary of each insured participating employee. The amounts of death proceeds available for the named executive officers who are beneficiaries range from $175,000 to $450,000. The death benefit payable to the beneficiaries of each of Messrs. Sullivan, Jr., Leetch, Gavin and Lake is $450,000, $400,000, $175,000 and $175,000, respectively, provided that such benefit cannot exceed the net death proceeds under the applicable policy (i.e., the total death proceeds reduced by the greater of (i) the cash surrender value or (ii) the aggregate premiums paid by the Bank). The Bank will pay the premiums due on all the policies and will gross-up the income of Messrs. Sullivan, Jr. and Leetch (but not Gavin or Lake) to reimburse the executives for the taxes paid on the additional term insurance protection received for such year. A participant's rights under the split dollar plan will automatically cease upon the participant's termination for cause. In the event the Bank decides to maintain the policy after the participant's termination of participation in the plan due to cause, the Bank will be the direct beneficiary of the entire death proceeds of the policy. In the event of any other termination, the participant's rights in the policy continue after termination, provided, however, the Bank may replace the policy with a comparable policy.

        Nonqualified Deferred Compensation.    Peoples Federal Savings Bank adopted a Voluntary Deferred Compensation Plan for Executives, effective January 1, 2006. An executive designated as eligible to participate in the plan may elect to become a participant by submitting to the Compensation Committee a written election to defer a percentage or a specified dollar amount that would otherwise be earned in the following calendar year. Amounts deferred by the executive will be deemed invested in investments designated as available by the Compensation Committee. The executive may direct that the amounts credited to his account be applied in the proportions he may designate in each deemed investment and may elect to change his investment direction. Each executive's account will be deemed credited at the end of each calendar quarter, or other dates designated by the Compensation Committee, with the earnings or losses the account would have experienced had the account actually been invested in the deemed investment. Executives are vested in all amounts in their accounts at all times. Payments under the plan will commence upon a fixed date selected by the executive at the time of the deferral, which may be either the last day of a calendar quarter ending at least two years from the end of the calendar year in which the deferred compensation would otherwise become payable, but no later than the end of the calendar quarter in which the executive attains age 75, or the last day of any calendar quarter ending after the executive's separation of service. The executive will select the form of payment at the time the executive elects to defer compensation from the forms of payment available under the plan. To the extent permitted by the Compensation Committee, an executive may request a distribution in the event of an unforeseeable emergency. In the event the executive dies before payments have commenced, the amount allocated to the executive's account will be paid to the executive's beneficiary. If payments of a deferred amount have already commenced in the form of installments at the time of the executive's death, the payments will continue to be made in the same form to the executive's beneficiary.

        In connection with our mutual to stock conversion and stock offering which was consummated in July 2010, the Bank amended and restated the Voluntary Deferred Compensation Plan for Executives to include a supplemental employee stock ownership feature (referred to herein as the "supplemental ESOP" portion of the plan). The supplemental ESOP portion of the plan provides additional cash benefits at retirement or other termination of employment to participants whose benefits under the tax-qualified employee stock ownership plan, described below, are limited by tax law limitations applicable to tax-qualified plans. Messrs. Sullivan, Jr., Leetch and Gavin are the initial participants in this portion of the plan. The supplemental ESOP credits each participant who also participates in the tax-qualified employee stock ownership plan with an annual amount equal to the sum of the difference (expressed in dollars) between "(a)" and "(b)" where "(a)" is the number of shares of common stock of Peoples Federal Bancshares that would have been allocated to the participant's account in the tax-qualified employee stock ownership plan, but for the tax law limitations, and "(b)" is the actual number of shares allocated to the participant's account in the tax-qualified employee stock ownership plan. In each case, the number of shares is multiplied by the fair market value of the shares on the allocation date to determine the annual allocation amount. Each participant is permitted to invest the annual amount credited to his or her account among investments selected by the Compensation Committee of the Board of Directors, which has been selected to administer the plan. Each participant's account value is based on the value of the investments in which the participant invests, or is deemed to invest into his account.

        The following table provides information with respect to the named executive officer's benefit under the Voluntary Deferred Compensation Plan for Executives for the fiscal year ended September 30, 2014.

Nonqualified Deferred Compensation At and For the Fiscal Year Ended September 30, 2014
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Maurice H. Sullivan, Jr.	20,683	—	34,989	—	375,098
Thomas J. Leetch, Jr.	—	—	34,322	572,000	53,164
James J. Gavin	—	—	117	—	3,846

        Salary Continuation Agreements.    Peoples Federal Savings Bank entered into Salary Continuation Agreements with Thomas J. Leetch, Jr., James J. Gavin and Christopher Lake. In addition, Peoples Federal Bancshares has entered into a Salary Continuation Agreement with Maurice H. Sullivan, Jr. In April 2011, these agreements were amended to increase the benefits to the executives. Each of the Salary Continuation Agreements is substantially similar except for the difference in the benefits payable under the individual agreements.

        The agreements for each executive provide that upon normal retirement (i.e., age 65 and completion of 15 years of service) the executive will receive an annual benefit, payable in monthly installments over a period of 20 years. Under the amended agreements, the annual benefits will be $175,000 for Mr. Leetch, $84,555 for Mr. Sullivan, Jr., $183,276 for Mr. Gavin and $135,560 for Mr. Lake. In the event of early termination before age 65 (but after completion of at least 15 years of service in the case of Messrs. Leetch, Gavin and Lake), for reasons other than death, disability, termination for cause or within 12 months following a change in control, the executive will be entitled to an annual benefit based on his age at the time of termination, payable in monthly installments over a period of 20 years. If such termination had occurred on September 30, 2014, the annual benefit payable to Messrs. Gavin and Lake would have been $58,238 and $45,780, respectively. Mr. Sullivan, Jr. and Mr. Leetch have attained their normal retirement ages and would be entitled to their full retirement benefits of $84,555 and $175,000, respectively, in the event their retirement had occurred on September 30, 2014. Such benefit would commence at the executive's normal retirement date (i.e., the later of separation from service or attainment of age of 65). In the event of a change in control followed within 12 months by the executive's separation from service, the executive will receive an annual benefit payable in monthly installments commencing on the first day of the month following separation from service, over a period of 20 years. Assuming the separation from service occurred on September 30, 2014, the benefit payable on a change in control will be $175,000 for Mr. Leetch, $84,555 for Mr. Sullivan, Jr., $183,276 for Mr. Gavin and $135,560 for Mr. Lake. The executives (or their beneficiaries) will also be entitled to certain benefits in the event of the executive's disability or death. The agreements also include a one-year non-compete provision in the event of the executive's separation from service (except in the event of separation from service following a change in control).

        The following table sets forth the actuarial present value of each named executive officer's accumulated benefit under our defined benefit pension plan and their Salary Continuation Agreements, along with the number of years of credited service for the fiscal year ended September 30, 2014.

Pension Benefits At And For The Fiscal Year Ended September 30, 2014
Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Maurice H. Sullivan, Jr.(1)	Salary Continuation Plan	10.0	1,917,055	—
Thomas J. Leetch, Jr.	Defined Benefit Pension Plan	37.8	2,582,000	—
	Salary Continuation Plan	10.0	2,153,123	—
James J. Gavin	Defined Benefit Pension Plan	26.8	895,000	—
	Salary Continuation Plan	10.0	1,225,635	—
Christopher Lake	Defined Benefit Pension Plan	18.3	511,000	—
	Salary Continuation Plan	10.0	953,280	—

(1)
Mr. Sullivan is not a participant in the Defined Benefit Pension Plan.

Tax Qualified Plans

        Defined Benefit Plan.    Peoples Federal Savings Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multiple-employer plan. Employees who were hired prior to July 1, 2010 by Peoples Federal Savings Bank and who have completed one year of employment and have attained age 21 are eligible to participate in the plan, except for employees compensated on an hourly basis. Employees of Brookline Co-operative Bank as of September 10, 2007, the date we acquired Brookline Co-operative Bank, received credit under the plan for their service with Brookline Co-operative Bank for purposes of meeting the eligibility requirements of the plan and for purposes of vesting. No employees hired on or after July 1, 2010 are eligible to participate in the plan. A participant becomes vested in his or her retirement benefit upon completion of five years of employment, provided that a participant who has reached age 65 becomes 100% vested, regardless of the number of completed years of employment.

        As of July 1, 2012, the benefit formula under the pension plan for determining benefits for employees of the Bank was amended. Prior to the amendment, upon termination of employment at or after age 65, a participant was entitled to an annual normal retirement benefit equal to 2% of the participant's average annual salary for the five highest paid consecutive years of benefit service multiplied by the number of years of benefit service. The amendment modified the benefit formula so that the new annual normal retirement benefit would be equal to 1%, rather than 2%, of a participant's average annual salary for the five highest paid consecutive years of service. For purposes of determining a participant's normal retirement benefit after June 30, 2012, the difference between a participant's annual normal retirement benefit as of June 30, 2012, calculated under the original formula and as calculated under the formula as amended (referred to as the "frozen add-on") will be added to the annual normal retirement benefit calculated under the amended formula for their entire period of service.

        A participant who terminates employment prior to age 65 who has become vested in a benefit will be entitled to an annual early retirement benefit, which may commence at age 45. The early retirement benefit is equal to the vested amount of the normal retirement benefit accrued at the participant's termination date. Payment of the early retirement benefit can begin as early as 45, in which case the accrued benefit will be reduced by applying an early retirement factor of 3% per year for each year that payments begin prior to age 65. Normal and early retirement benefits are generally payable over the lifetime of the participant, or the participant and a beneficiary, and include a death benefit upon the participant's death. Other optional forms of distribution under the plan include various annuities, including a higher lifetime benefit with no death benefit or a joint and 50% survivor annuity, among other things. In the event a participant dies while in active service, the participant's beneficiary will be entitled to a death benefit equal to 100% of the participant's last 12 months' salary, plus an additional 10% of such salary for each year of benefit service until a maximum of 300% of such salary is reached for 20 or more years, plus a refund of the participant's own contributions, if any, plus interest. Messrs. Leetch, Gavin and Lake have approximately 38, 27 and 18 years, respectively, of credited service under the plan.

        401(k) Plan.    Peoples Federal Savings Bank maintains the Peoples Federal Savings Bank 401(k) Plan for the benefit of its eligible employees. A participant may contribute up to 100% of his or her compensation, which includes base salary, plus overtime and bonus, to the 401(k) plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. In addition, the 401(k) plan provides that the Bank will make matching contributions to the account of a participant in an amount equal to 50% of the participant's contributions on the first six percent of the participant's compensation for the year. Unless elected otherwise by the participant, the benefits under the 401(k) plan are generally distributed in the form of a lump sum payment following the participant's termination of employment. Effective May 1, 2010, the Bank transferred the assets attributable to the Bank's employees from the Pentegra multiple-employer plan to a single-employer plan and added the Peoples Federal Bancshares Stock Fund as an investment alternative. This change permitted Peoples Federal Savings Bank 401(k) Plan participants to invest their account balances in the Peoples Federal Bancshares Stock Fund, both in the offering and afterwards. A participant has the right to direct the trustee regarding the voting of shares purchased for his or her plan account.

        Employee Stock Ownership Plan.    Peoples Federal Savings Bank has an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and who are employed for one year will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee's completion of 1,000 hours of service during a continuous 12-month period.

        The employee stock ownership plan purchased, on behalf of the employee stock ownership plan, 8% of the total number of shares of Peoples Federal Bancshares common stock issued in the offering, including shares contributed to the charitable foundation. The employee stock ownership plan obtained a loan equal to the aggregate purchase price of the common stock from a subsidiary of Peoples Federal Bancshares. The loan will be repaid principally through Peoples Federal Saving Bank's contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 20-year term of the loan.

        The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as Peoples Federal Savings Bank repays the loan. The trustee allocates the shares released among participants on the basis of each participant's proportional share of compensation relative to all participants. A participant becomes vested in his or her account balance at the rate of 20% per year over a 5-year period. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee's fiduciary responsibilities.

Potential Payments Upon Termination or Change in Control

        The following table sets forth estimates of the amounts that would be payable to the named executive officers upon the executive's voluntary resignation, retirement, involuntary termination or resignation for "good reason," termination following a change in control, death or disability, if such termination were effective as of September 30, 2014. The table does not include vested or accrued benefits under tax-qualified benefit plans that are disclosed elsewhere in this report. The actual amounts to be paid upon any future termination can only be determined at the time of such actual separation. In addition, this table does not include the effect, if any, of accelerated vesting of stock-based compensation or the settlement agreements entered into in connection with the Merger

Agreement between the Company and Independent Bank Corp. (see Definitive Proxy Statement, filed with the SEC on October 22, 2014).

Name	Voluntary Resignation ($)	Involuntary or Constructive Termination (Without Cause) ($)	Involuntary or Constructive Termination (Without Cause) after Change in Control ($)	Voluntary Resignation After a Change in Control ($)	Disability ($)	Death ($)
Maurice H. Sullivan, Jr.
Employment Agreement:
Cash Severance(1)	—	1,353,462	1,746,385	1,746,385	253,500	225,577
Welfare Benefits(2)	—	241,349	241,349	241,349	24,496	10,640
Perquisites(3)	—	26,112	26,112	26,112	—	—
Salary Continuation Plan(4)	—	—	—	—	—	—
Restricted Stock(5)	—	—	946,760	—	946,760	946,760
Stock Options(6)	—	—	282,370	—	282,370	282,370
Split-Dollar(7)	450,000	450,000	450,000	450,000	450,000	450,000
Thomas J. Leetch, Jr.
Employment Agreement:
Cash Severance(1)	—	1,269,684	2,264,430	2,264,430	692,966	211,614
Welfare Benefits(2)	—	281,144	281,144	281,144	109,376	10,640
Perquisites(3)	—	26,112	26,112	26,112	—	—
Salary Continuation Plan(4)	—	—	2,037,005	2,037,005	2,037,005	2,037,005
Restricted Stock(5)	—	—	802,500	—	802,500	802,500
Stock Options(6)	—	—	282,370	—	282,370	282,370
Split-Dollar(7)	400,000	400,000	400,000	400,000	400,000	400,000
James J. Gavin
Employment Agreement:
Cash Severance(1)	—	813,672	1,021,652	1,021,652	934,254	135,612
Welfare Benefits(2)	—	47,726	47,726	47,726	449,280	16,051
Perquisites(3)	—	—	—	—	—	—
Salary Continuation Plan(4)	—	—	2,037,005	2,037,005	2,037,005	2,037,005
Restricted Stock(5)	—	—	520,000	—	520,000	520,000
Stock Options(6)	—	—	179,615	—	179,615	179,615
Split-Dollar(7)	175,000	175,000	175,000	175,000	175,000	175,000
Christopher Lake
Employment Agreement:
Cash Severance(1)	—	653,580	833,852	833,852	290,282	108,930
Welfare Benefits(2)	—	47,726	47,726	47,726	437,067	16,051
Perquisites(3)	—	—	—	—	—	—
Salary Continuation Plan(4)	—	—	1,477,130	1,477,130	1,477,130	1,477,130
Restricted Stock(5)	—	—	452,500	—	452,500	452,500
Stock Options(6)	—	—	126,674	—	126,674	126,674
Split-Dollar(7)	175,000	175,000	175,000	175,000	175,000	175,000

(1)
The employment agreements for the named executive officers provide certain benefits upon various termination events. For details on the components of the cash severance payments under the various termination events, refer to the discussion under "Executive Compensation—Employment Agreements." The cash severance payment made to each executive in the event of a voluntary resignation after a change in control is payable only if such voluntary resignation occurs within 90 days of the change in control.

(2)
For Messrs. Sullivan, Jr. and Leetch, the welfare benefits provided under the Employment Agreement includes lifetime health benefits for the executive and his spouse if the executive's employment terminates after age 65 (or within three years prior to age 65 if such termination occurs after a change in control). For Messrs. Sullivan and Leetch, the amounts shown are based on the present value of such lifetime benefits. For Messrs. Gavin and Lake, the amounts shown in the columns titled "Involuntary or Constructive Termination," "Involuntary or Constructive Termination after a Change in Control," and "Voluntary Resignation after a Change in Control" reflect the present value of providing such benefits for a period of three years following the termination event.

(3)
For Messrs. Sullivan, Jr. and Leetch, the perquisites to which they would each be entitled in connection with an involuntary or constructive termination without cause, either before or after a change in control, or a voluntary resignation for any reason within 90 days after a change in control represents the cost associated with the use of their Company provided automobiles for 36 months following the executive's termination.

(4)
For Mr. Sullivan, Jr., who has attained the normal retirement age of 65, the normal retirement benefit to which he is entitled under the Salary Continuation Plan on each of the termination events is fully vested and is fully represented in the Pension Benefits table. For each of Messrs. Leetch, Gavin and Lake, the benefit to which the executive would be entitled on a voluntary resignation under the Salary Continuation Plan is fully represented in the table on Pension Benefits at and for the Fiscal Year Ended September 30, 2014. In the event of a termination in connection with an involuntary or constructive termination without cause following a change in control, a voluntary resignation for any reason within 90 days after a change in control, or in the event of their death or disability, Messrs. Leetch, Gavin and Lake would become vested in the full normal retirement benefit to which they would otherwise be entitled at age 65. The present value of that enhancement is set forth in the appropriate column above.

(5)
For each of the named executive officers, the unvested restricted stock held by such person fully vests upon an involuntary termination of service (other than cause) or a constructive termination for good reason following a change in control or in the event of death or disability. The amount shown in each column reflects the number of shares of restricted stock held by the named executive officer on September 30, 2014 multiplied by the closing price of the Company's common stock on that date.

(6)
For each of the named executive officers, the unvested stock options held by such person fully vests upon an involuntary termination of service (other than cause) or a constructive termination for good reason following a change in control or in the event of death or disability. The amount shown in each column reflects the positive difference between the closing price of the Company's common stock on September 30, 2014, and the exercise price of the executive's stock option, multiplied by the number of stock options held by the executive.

(7)
Each of the named executive officers is fully vested in a death benefit under a split dollar life insurance agreement entered into between the executive and the Bank in 2004, as amended in 2006 and 2011. The amount set forth in each column above represents the death benefit payable to the executive's beneficiary under said agreement and is not intended to reflect the income to be recognized by such executive under the split dollar agreement until the executive's death.

Director Compensation

        The following table sets forth the compensation paid to our directors who are not also employees during the fiscal year ended September 30, 2014. Each of our directors also serves on the Board of

Directors of Peoples Federal Savings Bank and the below table includes fees received for membership on that board as well as on the board of Peoples Federal Bancshares.

Director Compensation For the Year Ended September 30, 2014
Name	Fees Earned or Paid in Cash(2) ($)		Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
D. Randolph Berry	33,000		—	—	—	3,757	36,757
Lee Ann E. Coté	27,000		—	—	1,387	3,700	32,087
Myron Fox	27,000		—	—	—	3,728	30,728
Hugh Gallagher	36,000		—	—	—	3,714	39,714
William Giudice	26,000		—	—	—	3,700	29,700
Vincent Mannering	32,000	(1)	—	—	6,883	3,785	42,668
Norman Posner	34,000		—	—	—	3,757	37,757
John F. Reen, Jr.	30,000		—	—	—	3,728	33,728
Maurice H. Sullivan, III	29,000		—	—	2,645	3,785	35,430
Frederick Taw	33,000		—	—	—	3,785	36,785

(1)
Mr. Mannering deferred $15,000 of his board fees to the Voluntary Deferred Compensation Plan for Directors in fiscal 2014.

(2)
See table below for breakdown of fees earned in the fiscal year ended September 30, 2014.

(3)
Includes $3,700 of dividends on unvested stock awards for each director.

Fees Earned or Paid in Cash
Name	Bank Board Fees ($)		Bancshares Retainer ($)	Investment Committee ($)	Audit Committee ($)	Building Committee ($)	Compensation Committee ($)	ALCO Committee ($)	Other Committees ($)
D. Randolph Berry	15,000		8,000	6,000	—	—	—	2,000	2,000	(1)
Lee Ann E. Coté	15,000		8,000	—	—	—	—	2,000	2,000	(2)
Myron Fox	17,000		8,000	—	—	—	—	—	2,000	(3)
Hugh Gallagher	15,000		8,000	6,000	—	6,000	1,000	—	—
William Giudice	15,000		8,000	—	—	—	1,000	—	2,000	(4)
Vincent Mannering	15,000	(5)	8,000	—	9,000	—	—	—	—
Norman Posner	15,000		8,000	—	9,000	—	—	—	2,000	(6)
John F. Reen, Jr.	15,000		8,000	6,000	—	—	1,000	—	—
Maurice H. Sullivan, III	15,000		8,000	6,000	—	—	—	—	—
Frederick Taw	15,000		8,000	—	9,000	—	1,000	—	—

(1)
Mr. Berry earned committee fees for serving on the Risk Committee in fiscal 2014 .

(2)
Ms. Cote earned committee fees for serving on the Risk Committee in fiscal 2014 .

(3)
Mr. Fox earned committee fees for serving on the Technology Committee in fiscal 2014 .

(4)
Mr. Giudice earned committee fees for serving on the Risk Committee in fiscal 2014 .

(5)
Mr. Mannering deferred $15,000 of his Bank Board fees to the Voluntary Deferred Compensation Plan for Directors in fiscal 2014.

(6)
Mr. Posner earned committee fees for serving on the Risk Committee in fiscal 2014 .

        Fees.    In the fiscal year ended September 30, 2014, Peoples Federal Savings Bank paid each non-employee director a fee of $1,250 for each board meeting attended, provided that a director could miss one board meeting during the fiscal year and receive fees for such meeting. The board secretary of Peoples Federal Savings Bank earns $1,417, inclusive of the $1,250 board fee for non-employee directors, per meeting attended. Our non-employee directors received $500 for each committee meeting attended. Peoples Federal Bancshares pays an annual retainer of $8,000.

        Voluntary Deferred Compensation Plan for Directors.    Peoples Federal Savings Bank adopted a Voluntary Deferred Compensation Plan for Directors, effective January 1, 2006. A director may elect to become a participant by submitting to the Compensation Committee a written election to defer a percentage or a specified dollar amount that would otherwise be earned by the individual in the following calendar year. Amounts deferred by a director will be deemed invested in investments designated as available by the Compensation Committee. The director may direct that the amounts credited to his account be applied in the proportions he may designate in each deemed investment made available by the Compensation Committee and may elect to change his investment direction. Each director's account will be deemed credited at the end of each calendar quarter, or other dates designated by the Compensation Committee, with the earnings or losses the account would have experienced had the account actually been invested in the deemed investment. Directors are vested in all amounts in their accounts at all times. Payments under the plan will commence upon a fixed date selected by the director at the time of the deferral, which may be either the last day of a calendar quarter ending at least two years from the end of the calendar year in which the deferred compensation would otherwise become payable, but no later than the end of the calendar quarter in which the director attains age 75, or the last day of any calendar quarter ending after the director's separation of service. The director will select the form of payment at the time the director elects to defer compensation from the forms of payment available under the plan. To the extent permitted by the Compensation Committee, a director may request a distribution in the event of an unforeseeable emergency. In the event the director dies before payments have commenced, the amount allocated to the director's account will be paid to the director's beneficiary. If payments of a deferred amount have already commenced in the form of installments at the time of the director's death, the payments will continue to be made in the same form to the director's beneficiary.

        Director Retirement Agreements.    In 2004, Peoples Federal Savings Bank entered into Director Retirement Agreements with Messrs. Vincent Mannering, John F. Reen, Jr., Maurice H. Sullivan, III and Maurice H. Sullivan, Jr. In April 2011, the agreement for Mr. Sullivan, Jr. was amended to increase the retirement benefit payable upon Mr. Sullivan, Jr.'s termination of service.

        The agreements provide that upon termination of service on or after normal retirement age (age 70 for Messrs. Mannering, Reen, Jr. and Sullivan, III, and age 65 for Mr. Sullivan, Jr.) for reasons other than death, the director will receive annual benefits of $14,609 with respect to Mr. Mannering, $9,869 with respect to Mr. Reen, Jr., $32,011 with respect to Mr. Sullivan, III and, $80,455 with respect to Mr. Sullivan, Jr. payable in monthly installments commencing on the first day of the month following the director's normal retirement date. If a director had terminated service on September 30, 2014, before attaining his normal retirement age for reasons other than death, disability, termination for cause or following a change in control, the director would receive annual benefits of $9,664 with respect to Mr. Mannering, $9,869 with respect to Mr. Reen, Jr. and $12,987 with respect to Mr. Sullivan, III. Such benefits would be payable to the directors in monthly installments commencing on the first day of the month following the director's attainment of normal retirement age. Mr. Sullivan, Jr., had attained his normal retirement age as of September 30, 2014, and in the event he had terminated service on such date, he would have received his full retirement benefit of $80,455. Upon a change in control followed by the director's termination of service within 12 months, the director will receive annual benefits of $14,609 for Mr. Mannering, $9,869 for Mr. Reen, Jr., $32,011 for Mr. Sullivan, III and $80,455 for Mr. Sullivan, Jr., payable in monthly installments commencing on the first day of the month following the director's termination of service. The annual retirement benefit will be paid to each of Messrs. Mannering, Reen and Sullivan, III over a period of 10 years and to

Mr. Sullivan, Jr., over a period of 20 years. The agreements include a 12-month non-compete provision, provided that the non-compete provision is not applicable following a change in control. In the event that any benefit under the agreements would create an excise tax under Section 280G of the Internal Revenue Code, the benefit will be reduced to the maximum benefit that would not result in any such excise tax.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        Section 16(a) Beneficial Ownership Reporting Compliance.    Our common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934. The officers and directors of Peoples Federal Bancshares and beneficial owners of greater than 10% of our shares of common stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership. Securities and Exchange Commission rules require disclosure in our Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the shares of common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of such ownership reports, we believe that no officer, director or 10% beneficial owner of Peoples Federal Bancshares failed to file such ownership reports on a timely basis for the fiscal year ended September 30, 2014.

        Beneficial Owners.    Persons and groups who beneficially own in excess of 5% of our shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership pursuant to the Securities Exchange Act of 1934. The following table sets forth, as of December 12, 2014, the shares of our common stock beneficially owned by each person known to us who was the beneficial owner of more than 5% of the outstanding shares of our common stock. Percentages are based on 6,239,436 shares of Company common stock issued and outstanding as of December 12, 2014.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Peoples Federal Savings Bank Employees Stock Ownership Plan 435 Market Street Brighton, MA 02135	567,032	9.1%
Peoples Federal Savings Bank Charitable Foundation 435 Market Street Brighton, MA 02135	529,000	8.5%

        Directors and Management.    The directors of Peoples Federal Bancshares are the same persons who are the directors of Peoples Federal Savings Bank. In addition, each executive officer of Peoples Federal Bancshares is also an executive officer of Peoples Federal Savings Bank. We expect that Peoples Federal Bancshares and Peoples Federal Savings Bank will continue to have common executive officers until there is a business reason to establish separate management structures. The executive officers of Peoples Federal Bancshares and Peoples Federal Savings Bank are elected annually.

        The following table states our executive officers' and directors' names, their ages as of September 30, 2014, the years when the directors began serving as directors of Peoples Federal Savings Bank and when their current term expires and the amount and percentage of Company common stock owned by each person individually and in total by all of management and directors as a group.

Name	Position(s) Held With Peoples Federal Bancshares, Inc.(1)	Age	Director Since(2)	Current Term Expires	Shares Beneficially Owned as of December 12, 2014(3)		Percent of Common Stock
DIRECTORS
D. Randolph Berry	Director	67	2007	2015	110,865	(5)	1.8%
Lee Ann E. Coté	Director	40	2010	2015	22,174	(4)(6)	*
Myron Fox	Director	70	2007	2016	47,802	(7)	*
Hugh Gallagher	Director	83	1988	2015	23,525		*
William Giudice	Director	60	2009	2016	19,525	(8)	*
Thomas J. Leetch, Jr.	President, Chief Operating Officer and Director	65	1980	2017	170,525	(4)(9)	2.7
Vincent Mannering	Director	62	2003	2017	31,675	(10)	*
Norman Posner	Director	68	2007	2017	43,825	(11)	*
John F. Reen, Jr.	Director	72	2003	2016	26,025	(12)	*
Maurice H. Sullivan, Jr.	Chairman of the Board, Chief Executive Officer and Director	69	1971	2016	186,383	(4)(13)	3.0
Maurice H. Sullivan, III	Director	43	1999	2017	37,360	(14)	*
Frederick Taw	Director	64	2007	2015	28,525		*
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
James J. Gavin	Executive Vice President	50	n/a	n/a	99,178	(15)	1.6
Christopher Lake	Senior Vice President and Chief Financial Officer	51	n/a	n/a	80,569	(16)	1.3

All Directors and Executive Officers as a Group (14 persons)					927,956		14.9%

*
Less than 1 percent.

(1)
The business address of each director and executive officer is 435 Market Street, Brighton, Massachusetts 02135.

(2)
Includes service on the Board of Directors of Peoples Federal Savings Bank.

(3)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(4)
Does not include 529,000 shares held by the Peoples Federal Savings Bank Charitable Foundation, which by regulation must vote its shares in the same proportion as all other shareholders on all matters placed to a vote of shareholders. The Board of Directors of the Foundation includes directors Sullivan, Jr., Leetch and Coté.

(5)
Includes 2,519 shares held by Mr. Berry as trustee.

(6)
Includes 849 shares held by Ms. Coté's 401(k) account, 300 shares held as custodian for children and 2,500 shares held by Ms. Coté's parent.

(7)
Includes 20,000 shares held by Mr. Fox's spouse and 100 shares held jointly with Mr. Fox's spouse and child.

(8)
Includes 1,000 shares held in trust.

(9)
Includes 39,323 shares held by Mr. Leetch's 401(k) account, 7,208 shares held by Mr. Leetch's ESOP account and 1,244 shares held in Mr. Leetch's IRA account.

(10)
Includes 7,750 shares held by Mr. Mannering's IRA; 4,600 shares held by the IRA of Mr. Mannering's spouse; and 50 shares held jointly with Mr. Mannering's child.

(11)
Includes 28,400 shares held by Mr. Posner's spouse and 300 shares held in a trust of which Mr. Posner is trustee.

(12)
Includes 5,000 share held by Mr. Reen's IRA account and 2,500 shares held by the IRA of Mr. Reen's spouse.

(13)
Includes 40,500 shares held by Mr. Sullivan's IRA account, 7,000 shares held by Mr. Sullivan's spouse, 7,208 shares held by Mr. Sullivan's ESOP account and 1,000 shares held by Mr. Sullivan's spouse as custodian.

(14)
Includes 13,185 shares held in Mr. Sullivan's 401(k) account, 1,200 shares held by the IRA of Mr. Sullivan's spouse, 600 shares held by Mr. Sullivan's IRA account, 200 shares held by Mr. Sullivan's spouse and 150 shares held by Mr. Sullivan as custodian.

(15)
Includes 27,297 shares held in Mr. Gavin's 401(k) account and 7,131 shares held in Mr. Gavin's ESOP account.

(16)
Includes 14,988 shares held by Mr. Lake's 401(k) account and 5,761 shares held in Mr. Lake's ESOP account.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        The Sarbanes-Oxley Act of 2002 generally prohibits the Company from making loans to the Company's executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured savings institutions such as Peoples Federal Savings Bank to our executive officers and directors in compliance with federal banking regulations.

        At September 30, 2014, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Peoples Federal Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at September 30, 2014, and were made in compliance with federal banking regulations.

        Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $50,000 with our directors, executive officers and their family members, for the purpose of determining whether the transactions are within our policies and should be ratified and approved.

Director Independence

        The Board of Directors has determined that all of its members are independent as defined by Rule 5605(a)(2) of the Nasdaq Listing Standards with the exception of Maurice H. Sullivan, Jr. and Thomas J. Leetch, Jr. Additionally, each member of the Compensation Committee, the Nominating and Corporate Governance Committee and the Audit Committee is independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the fees we paid to Shatswell, MacLeod & Company, P.C. for the fiscal years ended September 30, 2014 and 2013.

	2014	2013
Audit fees	$160,500	$158,100
Audit-related fees	—	—
Tax fees(1)	—	6,300
All other fees(2)	—	22,100

Total	$160,500	$186,500

(1)
Tax fees consist of tax return preparation and other tax matters.

(2)
All other fees consist of review of consumer compliance matters.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
The financial statements required in response to this item are incorporated by reference form Item 8 of this report.

(2)
All financial statement schedules are ommitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)
Exhibits

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated August 5, 2014, by and among Independent Bank Corp., Rockland Trust Company, Peoples Federal Bancshares, Inc., and Peoples Federal Savings Bank (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on August 12, 2014.)

3.1		Articles of Incorporation of Peoples Federal Bancshares, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on September 27, 2010.)

4		Form of Common Stock Certificate of Peoples Federal Bancshares, Inc. (incorporated by reference to Exhibit 4 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.1	+	Amended and Restated Employment Agreements with Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.2	+	Employment Agreement with Mr. Sullivan, Jr. dated September 21, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.3	+	Amended and Restated Employment Agreements with Thomas J. Leetch, Jr. (incorporated by reference to Exhibit 10.2 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.4	+	Employment Agreement with Mr. Leetch, Jr. dated September 21, 2010 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.5	+	Amended and Restated Employment Agreements with James J. Gavin (incorporated by reference to Exhibit 10.3 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.6	+	Employment Agreement with Mr. Gavin dated September 21, 2010 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.7	+	Employment Agreement with Mr. Lake dated September 21, 2010 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on September 21, 2010.)

10.8	+	Form of Amendment One to Employment Agreement between Peoples Federal Savings Bank and each Executive (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on January 18, 2013.)

Exhibit No.		Description
10.9	+	Salary Continuation Agreement for Maurice H. Sullivan, Jr., as amended (incorporated by reference to Exhibit 10.5 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.10	+	Second Amendment to Salary Continuation Agreement between the Bank and Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.11	+	Salary Continuation Agreement for Thomas J. Leetch, Jr., as amended (incorporated by reference to Exhibit 10.6 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.12	+	Second Amendment to Salary Continuation Agreement between the Bank and Thomas J. Leetch, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.13	+	Salary Continuation Agreement for James J. Gavin, as amended (incorporated by reference to Exhibit 10.7 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.14	+	Second Amendment to Salary Continuation Agreement between the Bank and James J. Gavin (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.15	+	Salary Continuation Agreement for Christopher Lake, as amended*

10.16	+	Second Amendment to Salary Continuation Agreement between the Bank and Christopher Lake (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.17	+	Voluntary Deferred Compensation Plan for Executives, as amended (incorporated by reference to Exhibit 10.8 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.18	+	Proposed Amended and Restated Voluntary Deferred Compensation and Supplemental Employment Stock Ownership Plan for Executives (incorporated by reference to Exhibit 10.9 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.19	+	Peoples Federal Bancshares, Inc. and Peoples Federal Savings Bank Amended and Restated Voluntary Deferred Compensation and Supplemental Employee Stock Ownership Plan for Executives (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on September 24, 2010.)

10.20	+	Voluntary Deferred Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.10 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.21	+	Director Retirement Agreement for Maurice H. Sullivan, Jr., as amended (incorporated by reference to Exhibit 10.11 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.22	+	Second Amendment to Director Retirement Agreement between the Bank and Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.23	+	Director Retirement Agreement for Vincent Mannering, as amended (incorporated by reference to Exhibit 10.12 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

Exhibit No.		Description
10.24	+	Director Retirement Agreement for John Reen, as amended (incorporated by reference to Exhibit 10.13 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.25	+	Director Retirement Agreement for Maurice H. Sullivan III, as amended (incorporated by reference to Exhibit 10.14 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.26	+	Split Dollar Insurance Agreement, as amended (incorporated by reference to Exhibit 10.15 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

10.27	+	Split Dollar Plan for Maurice H. Sullivan, Jr. (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.28	+	Split Dollar Plan for Thomas J. Leetch (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.29	+	Split Dollar Plan for James J. Gavin and Christopher Lake (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the SEC on April 18, 2011.)

10.30	+	Peoples Federal Bancshares, Inc. 2011 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Stockholders of Peoples Federal Bancshares, Inc. (File No. 001-34801, filed by Peoples Federal Bancshares, Inc. under the Securities Exchange Act of 1934 on July 8, 2011.)

14		Code of Ethics***

21		Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registration Statement No. 333-165525 on Form S-1 filed with the SEC on March 17, 2010.)

23		Consent of Independent Registered Public Accounting Firm*

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema**

101.CAL		XBRL Extension Calculation Linkbase**

101.DEF		XBRL Extension Definition Linkbase**

101.LAB		XBRL Extension Labels Linkbase**

101.PRE		XBRL Extension Presentation Linkbase**

+
Represents management contract or compensatory plan or agreement.

*
Filed herewith.

**
Furnished herewith.

***
Available on our website at www.pfsb.com.

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

Signatures	Title	Date

/s/ MAURICE H. SULLIVAN, JR. Maurice H. Sullivan, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	December 12, 2014
/s/ CHRISTOPHER LAKE Christopher Lake	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 12, 2014
/s/ THOMAS J. LEETCH, JR. Thomas J. Leetch, Jr.	President and Director	December 12, 2014
/s/ LEE ANN COTÉ Lee Ann Coté	Director	December 12, 2014
/s/ D. RANDOLPH BERRY D. Randolph Berry	Director	December 12, 2014
/s/ MYRON FOX Myron Fox	Director	December 12, 2014
/s/ HUGH GALLAGHER Hugh Gallagher	Director	December 12, 2014

Signatures	Title	Date

/s/ WILLIAM GIUDICE William Giudice	Director	December 12, 2014
/s/ VINCENT MANNERING Vincent Mannering	Director	December 12, 2014
/s/ NORMAN POSNER Norman Posner	Director	December 12, 2014
/s/ JOHN F. REEN, JR. John F. Reen, Jr.	Director	December 12, 2014
/s/ FREDERICK TAW Frederick Taw	Director	December 12, 2014
/s/ MAURICE H. SULLIVAN, III Maurice H. Sullivan, III	Director	December 12, 2014