Form 10-Q
period 2014-12-31
Peoples Federal Bancshares, Inc.
filed 2015-02-06
CIK 1485964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock; $0.01 par value, at January 31, 2015: 6,239,436

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and due from banks	$4,446	$4,301
Interest-bearing demand deposits with other banks	30,357	25,945
Federal funds sold	123	364
Federal Home Loan Bank - overnight deposit	1,502	1,502
Total cash and cash equivalents	36,428	32,112
Securities available-for-sale	8,496	8,819
Securities held-to-maturity (fair values of $35,859 and $36,965)	35,654	37,010
Federal Home Loan Bank stock (at cost)	4,252	4,252
Loans	484,873	490,899
Allowance for loan losses	(4,023)	(4,026)
Loans, net	480,850	486,873
Premises and equipment, net	3,464	3,614
Cash surrender value of life insurance policies	20,800	20,639
Accrued interest receivable	1,390	1,486
Deferred income tax asset, net	4,883	5,238
Other assets	803	1,241
Total assets	$597,020	$601,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$64,522	$60,862
Interest-bearing	365,691	373,675
Total deposits	430,213	434,537
Short-term borrowings	2,000	2,000
Long-term debt	51,000	51,000
Accrued expenses and other liabilities	9,341	9,857
Total liabilities	492,554	497,394

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,239,436 shares issued and outstanding at December 31, 2014 and September 30, 2014	62	62
Additional paid-in capital	57,028	56,814
Retained earnings	53,867	54,010
Accumulated other comprehensive income (loss)	16	(26)
Unearned restricted shares; 139,359 and 162,866 shares at December 31, 2014 and September 30, 2014, respectively	(2,222)	(2,614)
Unearned compensation - ESOP	(4,285)	(4,356)
Total stockholders’ equity	104,466	103,890
Total liabilities and stockholders’ equity	$597,020	$601,284

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,
	2014	2013
	(Unaudited)
	(Dollars in thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$4,702	$4,673
Interest on debt securities:
Taxable	228	233
Other interest	17	15
Dividends on equity securities	16	4
Total interest and dividend income	4,963	4,925

Interest expense:
Interest on deposits	451	454
Interest on Federal Home Loan Bank advances	164	168
Total interest expense	615	622
Net interest and dividend income	4,348	4,303
Provision for loan losses	—	—
Net interest and dividend income, after provision for loan losses	4,348	4,303

Non-interest income:
Customer service fees	198	196
Loan servicing fees, net	—	13
Net gain on sales of mortgage loans	20	—
Increase in cash surrender value of life insurance	161	168
Other income	19	22
Total non-interest income	398	399

Non-interest expense:
Salaries and employee benefits	2,492	2,610
Occupancy expense	286	228
Equipment expense	131	99
Professional fees	181	157
Advertising expense	146	133
Data processing expense	231	219
Deposit insurance expense	72	61
Merger expense	205	—
Other expense	275	253
Total non-interest expense	4,019	3,760
Income before income taxes	727	942
Provision for income taxes	581	388
Net income	$146	$554

Weighted-average shares outstanding:
Basic	5,649,107	5,746,458
Diluted	5,817,934	5,810,294

Earnings per common share:
Basic	$0.03	$0.09
Diluted	$0.02	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31
	2014	2013
	(Unaudited)
	(In thousands)

Net income	$146	$554

Net unrealized gain (loss) on securities available-for-sale	71	(52)
Reclassification adjustment for net securities gains realized (1)	—	—
Net unrealized gains (losses)	71	(52)
Income tax (expense) benefit	(29)	21
Other comprehensive income (loss), net of tax	42	(31)
Total comprehensive income	$188	$523

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

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2014 and 2013

					Accumulated
			Additional		Other	Unearned	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Restricted	Compensation -	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	ESOP	Equity
	(Unaudited)
	(Dollars in thousands, except share amounts)

Balance at September 30, 2013	6,465,934	$65	$60,039	$55,103	$(30)	$(4,183)	$(4,642)	$106,352
Net income	—	—	—	554	—	—	—	554
Other comprehensive loss	—	—	—	—	(31)	—	—	(31)
Purchase and retirement of Company stock	(34,607)	(1)	(606)	—	—	—	—	(607)
Restricted stock awards earned (23,507 shares)	—	—	—	—	—	392	—	392
Stock options expense	—	—	133	—	—	—	—	133
Common stock released by ESOP (7,141 shares)	—	—	53	—	—	—	71	124
Dividends paid ($0.29 per share)	—	—	—	(1,734)	—	—	—	(1,734)
Balance at December 31, 2013	6,431,327	$64	$59,619	$53,923	$(61)	$(3,791)	$(4,571)	$105,183

Balance at September 30, 2014	6,239,436	$62	$56,814	$54,010	$(26)	$(2,614)	$(4,356)	$103,890
Net income	—	—	—	146	—	—	—	146
Other comprehensive income	—	—	—	—	42	—	—	42
Restricted stock awards earned (23,507 shares)	—	—	—	—	—	392	—	392
Stock options expense	—	—	133	—	—	—	—	133
Common stock released by ESOP (7,141 shares)	—	—	81	—	—	—	71	152
Dividends paid ($0.05 per share)	—	—	—	(289)	—	—	—	(289)
Balance at December 31, 2014	6,239,436	$62	$57,028	$53,867	$16	$(2,222)	$(4,285)	$104,466

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$146	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	43	36
Change in net deferred loan costs	72	(63)
Depreciation and amortization	150	101
Decrease in accrued interest receivable	96	121
Income on cash surrender value of life insurance	(161)	(168)
Decrease in other assets	519	369
Decrease in accrued expenses and other liabilities	(357)	(1,092)
Increase in prepaid income taxes	(81)	(348)
Decrease in income taxes payable	(159)	(8)
Deferred income tax expense	326	124
Stock based compensation expense	525	525
ESOP expense	152	124
Net cash provided by operating activities	1,271	275
Cash flows from investing activities:
Activity in securities available-for-sale:
Purchases	—	(1,330)
Maturities, prepayments and calls	385	2,251
Activity in securities held-to-maturity:
Purchases	—	(6,857)
Maturities, prepayments and calls	1,322	1,010
Loan originations and principal collections, net	5,949	6,738
Purchased loans	—	(11,052)
Recoveries of loans previously charged off	2	7
Capital expenditures	—	(67)
Net cash provided by (used in) investing activities	7,658	(9,300)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES FEDERAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Three Months Ended
	December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Demand deposits, NOW and savings accounts	606	1,848
Term certificates	(4,930)	(4,474)
Short-term borrowings	—	2,000
Activity in long-term debt:
Proceeds from advances	—	10,000
Payment of advances	—	(4,000)
Common stock repurchased	—	(607)
Dividends paid	(289)	(1,734)
Net cash (used in) provided by financing activities	(4,613)	3,033
Net increase (decrease) in cash and cash equivalents	4,316	(5,992)
Cash and cash equivalents at beginning of period	32,112	37,134
Cash and cash equivalents at end of period	$36,428	$31,142

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$620	$633
Income taxes	495	620

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Peoples Federal Bancshares, Inc. (the “Company”), and its wholly-owned subsidiaries, Peoples Federal Savings Bank (the “Bank”) and Peoples Funding Corporation (“PFC”), as of December 31, 2014 (unaudited) and September 30, 2014.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Certain financial information, which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The net income reported for the three months ended December 31, 2014 (unaudited) is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or any interim periods.  The accompanying condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in Peoples Federal Bancshares, Inc.’s Form 10-K for the fiscal year ended September 30, 2014 filed with the Securities and Exchange Commission (“SEC”) on December 12, 2014.

The allowance for loan losses is a significant accounting policy and is presented in the Company’s Form 10-K for the fiscal year ended September 30, 2014, which provides information on how significant assets are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects.”  The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects.  For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323.  The amendments in this ASU should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company does not expect that the adoption of this ASU will have an impact on the Company’s results of operations or financial position.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently reviewing this ASU to determine if it will have an impact on the Company’s results of operations or financial position.

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

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.”  This ASU allows a reporting entity that consolidates a collateralized financing entity and accounts for the consolidated financial assets and financial liabilities at fair value to measure those assets and liabilities using the more observable of (1) the fair value of its financial assets, or (2) the fair value of its financial liabilities.  If the reporting entity chooses not to apply this measurement alternative to a consolidated entity that is within the scope of this guidance, any difference between the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected currently in earnings and attributed to the reporting entity in the consolidated income statement.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted as of the beginning of an annual period.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.”  The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1)  the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).”  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).”  The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share.  The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.  The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract.  Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features.  Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.  The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.”  The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity.  The amendments in this ASU are effective on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20).”  The amendments in this ASU eliminate the concept of extraordinary items.  Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not).  This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately.  The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 4 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost and fair value of securities with gross unrealized gains and losses follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
December 31, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$8,469	$65	$38	$8,496
Total securities available-for-sale	$8,469	$65	$38	$8,496

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
	(In thousands)
Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$51	$4,949
Mortgage-backed securities	30,654	329	73	30,910
Total securities held-to-maturity	$35,654	$329	$124	$35,859

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$8,863	$41	$85	$8,819
Total securities available-for-sale	$8,863	$41	$85	$8,819

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$5,000	$—	$45	$4,955
Mortgage-backed securities	32,010	180	180	32,010
Total securities held-to-maturity	$37,010	$180	$225	$36,965

As of December 31, 2014 and September 30, 2014, all mortgage-backed securities held by the Company were issued by FHLMC, GNMA or FNMA.

The scheduled maturities of debt securities were as follows as of December 31, 2014.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)
	(In thousands)

Due after 1 year through 5 years	$—	$—	$5,000	$4,949
	—	—	5,000	4,949
Mortgage-backed securities	8,469	8,496	30,654	30,910
	$8,469	$8,496	$35,654	$35,859

There were no sales of securities available-for-sale or held-to-maturity during the three months ended December 31, 2014 and 2013.

There were no securities of issuers with an amortized cost basis or fair value that exceeded 10% of stockholders’ equity as of December 31, 2014 and September 30, 2014.

As of December 31, 2014 and September 30, 2014, securities with carrying amounts totaling $8,496,000 and $8,819,000, respectively, were pledged to secure FHLB advances.

The aggregate fair value and unrealized losses of securities that have been in a continuous loss position for less than twelve months and for twelve months or longer, and are not other than temporarily impaired, are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Unaudited)
	(In thousands)
December 31, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$7	$2,590	$31	$2,395
	$7	$2,590	$31	$2,395
Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$4	$996	$47	$3,953
Mortgage-backed securities	10	1,902	63	3,395
	$14	$2,898	$110	$7,348

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2014:
Securities Available-for-Sale
Mortgage-backed securities	$10	$2,332	$75	$4,193
	$10	$2,332	$75	$4,193

Securities Held-to-Maturity
Debt securities issued by U.S. Government corporations and agencies	$—	$—	$45	$4,955
Mortgage-backed securities	59	12,060	121	3,456
	$59	$12,060	$166	$8,411

At December 31, 2014, six debt securities had unrealized losses for less than twelve months with aggregate depreciation of 0.4% from the amortized cost of these securities and nine debt securities had unrealized losses for twelve months or longer with aggregate depreciation of 1.4% from the amortized cost of these securities.

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

At December 31, 2014, the unrealized losses on the Company’s debt securities issued by U.S. Government corporations and agencies and mortgage-backed securities were attributable to changes in market interest rates.  These securities are guaranteed or issued by government-sponsored enterprises with strong credit ratings.  The Company does not anticipate selling any of these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis or maturity.  Based on the review of the investment portfolio, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2014.

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

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	December 31, 2014		September 30, 2014
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans:
Residential loans:
One-to four-family	$328,265	67.8%	$330,683	67.5%
Multi-family	73,130	15.1	72,818	14.9
Commercial real estate	52,009	10.8	54,490	11.1
Construction loans	17,146	3.5	18,336	3.7
Total mortgage loans	470,550	97.2	476,327	97.2
Consumer loans	3,909	0.8	4,151	0.9
Commercial loans	9,519	2.0	9,454	1.9
Total loans	483,978	100.0%	489,932	100.0%
Deferred loan origination costs, net	895		967
Allowance for loan losses	(4,023)		(4,026)
Loans, net	$480,850		$486,873

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

The following tables set forth information pertaining to the allowance for loan losses and principal balance of loans by portfolio segment:

	Three Months Ended December 31, 2014
	Mortgage Loans
	Residential Loans				Other
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended December 31, 2014:
Balance at beginning of period	$2,019	$787	$626	$225	$66	$129	$174	$4,026
Provision (benefit) for loan losses	(79)	(12)	(33)	(19)	(5)	(3)	151	—
Recoveries of loans previously charged-off	—	—	—	—	1	1	—	2
	1,940	775	593	206	62	127	325	4,028
Loans charged-off	—	—	—	—	(2)	(3)	—	(5)
Balance at end of period	$1,940	$775	$593	$206	$60	$124	$325	$4,023

As of December 31, 2014:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,940	775	593	206	60	124	325	4,023
	$1,940	$775	$593	$206	$60	$124	$325	$4,023

Loans ending balances:
Individually evaluated for impairment	$—	$—	$608	$—	$—	$—		$608
Collectively evaluated for impairment	328,265	73,130	51,401	17,146	3,909	9,519		483,370
	$328,265	$73,130	$52,009	$17,146	$3,909	$9,519		$483,978

	Three Months Ended December 31, 2013
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(Unaudited)
	(In thousands)
Allowance for loan losses:
Three months ended December 31, 2013:
Balance at beginning of period	$1,930	$728	$719	$249	$86	$135	$190	$4,037
Provision (benefit) for loan losses	70	39	(108)	20	(10)	(6)	(5)	—
Recoveries of loans previously charged-off	—	—	—	—	6	1	—	7
	2,000	767	611	269	82	130	185	4,044
Loans charged-off	(21)	—	—	—	(4)	—	—	(25)
Balance at end of period	$1,979	$767	$611	$269	$78	$130	$185	$4,019

As of December 31, 2013:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,979	767	611	269	78	130	185	4,019
	$1,979	$767	$611	$269	$78	$130	$185	$4,019

Loans ending balances:
Individually evaluated for impairment	$—	$—	$303	$—	$—	$—		$303
Collectively evaluated for impairment	316,128	71,744	52,675	18,587	4,999	9,184		473,317
	$316,128	$71,744	$52,978	$18,587	$4,999	$9,184		$473,620

	Year Ended September 30, 2014
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi-family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of year	$1,930	$728	$719	$249	$86	$135	$190	$4,037
Provision (benefit) for loan losses	158	59	(93)	(24)	(12)	(72)	(16)	—
Recoveries of loans previously charged-off	—	—	—	—	17	66	—	83
	2,088	787	626	225	91	129	174	4,120
Loans charged-off	(69)	—	—	—	(25)	—	—	(94)
Balance at end of year	$2,019	$787	$626	$225	$66	$129	$174	$4,026

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,019	787	626	225	66	129	174	4,026
	$2,019	$787	$626	$225	$66	$129	$174	$4,026

Loans ending balances:
Individually evaluated for impairment	$—	$—	$611	$—	$—	$—		$611
Collectively evaluated for impairment	330,683	72,818	53,879	18,336	4,151	9,454		489,321
	$330,683	$72,818	$54,490	$18,336	$4,151	$9,454		$489,932

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
	December 31, 2014
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(Unaudited)
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$16	$358	$2,290	$2,664	$325,601	$328,265	$2,290
Multi-family	—	—	—	—	73,130	73,130	—
Commercial real estate	—	—	310	310	51,699	52,009	310
Construction loans	—	—	—	—	17,146	17,146	—
Total mortgage loans	16	358	2,600	2,974	467,576	470,550	2,600
Consumer loans	43	4	7	54	3,855	3,909	7
Commercial loans	—	—	—	—	9,519	9,519	—
Total	$59	$362	$2,607	$3,028	$480,950	$483,978	$2,607

	Age Analysis of Past Due Loans
	September 30, 2014
			90 Days				Total
	30-59 Days	60-89 Days	or More	Total		Total	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Loans
	(In thousands)
Mortgage loans:
Residential loans:
One-to four-family	$39	$1,168	$1,493	$2,700	$327,983	$330,683	$1,493
Multi-family	—	—	—	—	72,818	72,818	—
Commercial real estate	—	—	312	312	54,178	54,490	312
Construction loans	—	—	—	—	18,336	18,336	—
Total mortgage loans	39	1,168	1,805	3,012	473,315	476,327	1,805
Consumer loans	2	2	16	20	4,131	4,151	16
Commercial loans	39	—	—	39	9,415	9,454	—
Total	$80	$1,170	$1,821	$3,071	$486,861	$489,932	$1,821

There were no loans greater than 90 days past due and still accruing at December 31, 2014 and September 30, 2014.

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

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	December 31, 2014			September 30, 2014
		Unpaid	Related		Unpaid	Related
	Recorded	Principal	Valuation	Recorded	Principal	Valuation
	Investment	Balance	Allowance	Investment	Balance	Allowance
(Unaudited)
	(In thousands)			(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	608	608	—	611	611	—
Construction loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
	$608	$608	$—	$611	$611	$—

Year Ended
	Three Months Ended December 31,						September 30,
	2014			2013			2014
	Average			Average			Average
	Recorded	Interest Income Recognized		Recorded	Interest Income Recognized		Recorded
	Investment	Total	Cash Basis	Investment	Total	Cash Basis	Investment
(Unaudited)
	(In thousands)						(In thousands)
Impaired loans without a valuation allowance:
Mortgage loans:
Residential loans:
One-to four-family	$—	$—	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—	—	—
Commercial real estate	610	5	2	303	5	—	325
Construction loans	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—
Commercial loans	—	—	—	2	—	—	1
	$610	$5	$2	$305	$5	$—	$326

At December 31, 2014 and 2013 and September 30, 2014, there were no impaired loans with a valuation allowance.  As of December 31, 2014 and 2013 and September 30, 2014, no additional funds were committed to be advanced to borrowers with impaired loans.

Troubled Debt Restructurings

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  Such concessions typically include a reduction of an interest rate to a below market rate, taking into account the credit quality of the borrower, a significant reduction or deferral of payments of principal and/or interest or an extension of the maturity date.  All TDRs are initially classified as impaired.  In addition, TDRs that have been performing in accordance with their modified terms for a period of less than six months are classified as non-performing, however, management may continue to classify a loan as a non-performing TDR for a longer period.

There were no loans modified as part of a TDR during the three months ended December 31, 2014 and 2013.  There were no loans modified as part of a TDR within the previous 12 months that subsequently defaulted during the three months ended December 31, 2014 and 2013.

At December 31, 2014 and 2013, TDRs amounted to $298,000 and $303,000, respectively, and consisted of one commercial real estate loan that was modified prior to September 30, 2013.  At December 31, 2014 and 2013, the loan was accruing in accordance with its modified terms and conditions, however, management continues to classify the loan as non-performing.

At September 30, 2014, TDRs amounted to $299,000 and consisted of one commercial real estate loan, noted above, that was accruing and performing in accordance with its modified terms and conditions, however, management continues to classify the loan as non-performing.

At December 31, 2014 and September 30, 2014, none of the allowance for loan losses was allocated to TDRs and the impact of the identification of these loans as TDRs did not have a material impact on the allowance for loan losses.  There were no commitments to extend additional funds to borrowers with trouble debt restructured loans at December 31, 2014 and September 30, 2014.

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

The following is a summary of the Company’s loan portfolio by risk rating:

	Credit Risk Profile by Credit Worthiness Category
	December 31, 2014
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(Unaudited)
	(In thousands)
Pass	$324,816	$73,130	$49,945	$17,146	$3,909	$8,816	$477,762
Special Mention	—	—	1,456	—	—	700	2,156
Substandard	3,449	—	608	—	—	3	4,060
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$328,265	$73,130	$52,009	$17,146	$3,909	$9,519	$483,978

	Credit Risk Profile by Credit Worthiness Category
	September 30, 2014
	Mortgage Loans				Other
	Residential Loans
	One-to Four- family	Multi- family	Commercial Real Estate	Construction Loans	Consumer Loans	Commercial Loans	Total
	(In thousands)
Pass	$327,915	$72,818	$52,382	$18,336	$4,151	$8,804	$484,406
Special Mention	—	—	1,497	—	—	645	2,142
Substandard	2,768	—	611	—	—	5	3,384
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$330,683	$72,818	$54,490	$18,336	$4,151	$9,454	$489,932

NOTE 6 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement - Overall,” provides a framework for measuring fair value under generally accepted accounting principles.  This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2014 and September 30, 2014.

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

The following summarizes assets measured at fair value at December 31, 2014 and September 30, 2014:

Assets Measured at Fair Value on a Recurring Basis

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
	(In thousands)
Trading securities	$177	$—	$—	$177
Securities available-for-sale:
Mortgage-backed securities	—	8,496	—	8,496
Total assets	$177	$8,496	$—	$8,673

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Trading securities	$593	$—	$—	$593
Securities available-for-sale:
Mortgage-backed securities	—	8,819	—	8,819
Total assets	$593	$8,819	$—	$9,412

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.  There were no assets or liabilities carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2014 and September 30, 2014, for which a nonrecurring change in fair value has been recorded.

There were no significant transfers in and out of Level 1 and 2 during the three months ended December 31, 2014 and 2013 and fiscal year ended September 30, 2014.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Unaudited)
	(In thousands)
Financial assets:
Cash and cash equivalents	$36,428	$36,428	$—	$—	$36,428
Trading securities	177	177	—	—	177
Securities available-for-sale	8,496	—	8,496	—	8,496
Securities held-to-maturity	35,654	—	35,859	—	35,859
Federal Home Loan Bank stock	4,252	—	—	4,252	4,252
Loans, net	480,850	—	—	481,043	481,043
Accrued interest receivable	1,390	—	—	1,390	1,390

Financial liabilities:
Deposits	430,213	—	—	430,524	430,524
Short-term borrowings	2,000	—	—	2,000	2,000
Long-term debt	51,000	—	—	51,093	51,093

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,112	$32,112	$—	$—	$32,112
Trading securities	593	593	—	—	593
Securities available-for-sale	8,819	—	8,819	—	8,819
Securities held-to-maturity	37,010	—	36,965	—	36,965
Federal Home Loan Bank stock	4,252	—	—	4,252	4,252
Loans, net	486,873	—	—	487,031	487,031
Accrued interest receivable	1,486	—	—	1,486	1,486

Financial liabilities:
Deposits	434,537	—	—	434,836	434,836
Short-term borrowings	2,000	—	—	2,000	2,000
Long-term debt	51,000	—	—	51,065	51,065

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

The following table sets forth the computation of EPS (basic and diluted) for the periods indicated:

	Three Months Ended
	December 31,
	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$146	$554
Less: Undistributed earnings allocated to participating securities	(4)	(23)
Net income allocated to common stock	$142	$531

Average number of common shares issued	6,239,436	6,459,381
Less: Average unallocated ESOP shares	(435,554)	(464,120)
Less: Average unvested restricted stock awards	(154,775)	(248,803)
Average number of common shares outstanding used to calculate basic earnings per common share	5,649,107	5,746,458
Add: Dilutive effect of unvested restricted stock awards	72,580	63,836
Add: Dilutive effect of stock options	96,247	—
Average number of common shares outstanding used to calculate diluted earnings per common share	5,817,934	5,810,294

Earnings per common share (basic)	$0.03	$0.09
Earnings per common share (diluted)	$0.02	$0.09

For the three months ended December 31, 2013, stock options to purchase 642,735 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the period in which they become committed to be released.  Compensation expense recognized in connection with the ESOP for the three months ended December 31, 2014 and 2013 was $152,000 and $124,000, respectively.

Shares held by the ESOP trust include the following:

	December 31,	September 30,
	2014	2014
Allocated	138,542	109,976
Committed to be released	—	21,425
Unallocated	428,490	435,631
	567,032	567,032

The fair value of the unallocated shares was $9,658,000 and $9,141,000 at December 31, 2014 and September 30, 2014, respectively.

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

The following is a summary of stock options and activity under the Stock Plan for the three months ended December 31, 2014:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Stock Options	Shares	Price	(In Years)	Value
(In thousands)
Outstanding at beginning of period	642,735	$15.74	7.4	$2,557
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	642,735	$15.74	7.2	$3,225

Exercisable at end of period	262,920	$15.80	7.3	$1,771

For both of the three months ended December 31, 2014 and 2013, the share-based compensation expense applicable to the stock options was $133,000 and the recognized tax benefit related to this expense was $34,000.

As of December 31, 2014 and September 30, 2014, the unrecognized share-based compensation expense related to the non-vested stock options was $1.0 million and $1.1 million, respectively.  As of December 31, 2014, this amount is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table presents the status of non-vested restricted stock awards under the Stock Plan for the three months ended December 31, 2014:

Weighted
Average
	Number	Grant-date
	of Shares	Fair Value
(Unaudited)
Non-vested restricted stock awards at beginning of period	206,707	$16.02
Restricted shares granted	—	—
Shares vested	—	—
Forfeited	—	—
Non-vested restricted stock awards at end of period	206,707	$16.02

The share-based compensation expense applicable to the non-vested restricted stock awards was $392,000 for both of the three months ended December 31, 2014 and 2013 and the recognized tax benefit related to this expense was $156,000 and $157,000, respectively, for the three months ended December 31, 2014 and 2013.

As of December 31, 2014 and September 30, 2014, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $2.2 million and $2.6 million, respectively.  As of December 31, 2014, this amount is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Unit Awards

As of December 31, 2014, there were no restricted stock unit awards granted under the Stock Plan.

NOTE 9 — DIVIDEND DECLARED

On January 21, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock.  The dividend is payable to stockholders of record as of February 2, 2015 and is expected to be paid on February 13, 2015.

NOTE 10 — SUBSEQUENT EVENTS

On January 26, 2015, the Company filed with the Securities and Exchange Commission a joint press release with Independent Bank Corp. (Independent) reporting in connection with the previously announced merger of the Company with and into Independent that all regulatory approvals relating to the merger have been received, the deadline for the Company’s shareholders to elect the form of merger consideration they wish to receive in connection with the merger is 5:00 p.m., Eastern Time on February 12, 2015, and the merger is anticipated to close on or about February 20, 2015.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at December 31, 2014 (unaudited) and September 30, 2014 and results of operations for the three months ended December 31, 2014 and 2013 (unaudited) is intended to assist in understanding the financial condition and results of operations of the Company.  The results of operations for the three months ended December 31, 2014 are not necessarily indicative of results for the fiscal year ending September 30, 2015.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Expenses

In addition to the interest expense we pay on our deposits and borrowings, the expenses the Company incurs in operating its business consist of salaries and employee benefits, occupancy and equipment expense, external processing fees, FDIC assessments, director fees and other non-interest expense.

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

Other expenses include expenses for attorneys, accountants and consultants, advertising and marketing, franchise taxes, charitable contributions, insurance, merger, office supplies, postage, telephone and other miscellaneous operating expenses.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•                  our ability to successfully complete our merger with and into Independent Bank Corp;

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

•                  the quality of our investment portfolio;

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

Critical Accounting Policies

Critical accounting policies are those which involve significant judgments and assessments by management and which could potentially result in materially different results under different assumptions and conditions.  As discussed in the Company’s 2014 Annual Report on Form 10-K, the Company considers the allowance for loan losses and income taxes to be our critical accounting policies.  The Company’s critical accounting policies have not changed from September 30, 2014.

Comparison of Financial Condition at December 31, 2014 (Unaudited) and September 30, 2014

At December 31, 2014, our total assets were $597.0 million, a decrease of $4.3 million, or 0.7%, from our total assets of $601.3 million at September 30, 2014.  Loans, net decreased $6.0 million, or 1.2%, to $480.9 million at December 31, 2014 from $486.9 million at September 30, 2014.  Securities decreased to $44.2 million at December 31, 2014 from $45.8 million at September 30, 2014, due primarily to principal pay-downs of $1.3 million.  At December 31, 2014, cash and cash equivalents totaled $36.4 million compared to $32.1 million at September 30, 2014, representing a $4.3 million increase, or 13.4%.  The increase was due mainly to loan collections in excess of loan originations and security repayments, offset by the decrease in deposits.

Deposits decreased $4.3 million, or 1.0%, to $430.2 million at December 31, 2014 from $434.5 million at September 30, 2014.  The decrease resulted primarily from decreases in term certificates to $117.1 million at December 31, 2014 from $122.0 million at September 30, 2014 and in money market deposits to $150.6 million from $153.7 million for the comparable periods, offset by an increase in demand deposits to $64.5 million from $60.9 million for the comparable periods.

The following table sets forth the Company’s deposit accounts at the dates indicated:

	December 31, 2014		September 30, 2014
	Amount	Percent	Amount	Percent
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Demand deposits	$64,522	15.0%	$60,862	14.0%
NOW deposits	41,288	9.6	41,417	9.5
Money market deposits	150,556	35.0	153,671	35.4
Savings	56,714	13.2	56,524	13.0
Total non-certificate accounts	313,080	72.8	312,474	71.9
Term certificates	117,133	27.2	122,063	28.1
Total deposits	$430,213	100.0%	$434,537	100.0%

The following table sets forth the maturities of the Company’s term certificates for each of the fiscal years ending after the dates indicated:

	December 31, 2014		September 30, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Within 1 year	$70,218	0.73%	$66,811	0.67%
Over 1 year to 2 years	33,077	0.96	41,515	0.98
Over 2 years to 3 years	7,675	1.52	8,230	1.47
Over 3 years to 4 years	3,189	1.23	3,239	1.60
Over 4 years to 5 years	2,974	1.84	2,268	1.54
	$117,133	0.89%	$122,063	0.86%

Borrowings, consisting of short-term and long-term FHLB advances, remained at $53.0 million at December 31, 2014 and September 30, 2014.  There were no FHLB advances or repayments of FHLB advances during the three months ended December 31, 2014.

The following table sets forth the weighted average rate by type for the Company’s FHLB advances at the dates indicated:

	December 31, 2014		September 30, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Federal Home Loan Bank advances:
Short-term	$2,000	0.37%	$2,000	0.37%
Long-term	51,000	1.25	51,000	1.25
	$53,000	1.21%	$53,000	1.21%

Total equity increased to $104.5 million at December 31, 2014 from $103.9 million at September 30, 2014.  The increase resulted primarily from stock based compensation expense of $525,000 and common stock released by the ESOP of $152,000 for the three months ended December 31, 2014 and net income of $146,000 for the quarter.  The increase was offset by dividends paid on the Company’s common stock of $289,000.

Comparison of Operating Results for the Three Months December 31, 2014 and 2013 (Unaudited)

General.  We recorded net income of $146,000 for the three months ended December 31, 2014 compared to net income of $554,000 for the three months ended December 31, 2013.  Net interest and dividend income was $4.3 million for both three months ended December 31, 2014 and 2013.  No provision for loan losses was made for either of the three months ended December 31, 2014 or 2013.  Non-interest income decreased slightly to $398,000 for the quarter ended December 31, 2014 from $399,000 for the comparable 2014 period.  Non-interest expense increased to $4.0 million for the three month period ended December 31, 2014 compared to $3.8 million for the three months ended December 31, 2013.

Total Interest and Dividend Income.  Total interest and dividend income increased to $5.0 million for the three months ended December 31, 2014 compared to $4.9 million for the three months ended December 31, 2013.  The average balance on total interest-earning assets increased to $563.8 million for the 2014 period compared to $547.6 million for the 2013 period while the average yield on total interest-earning assets decreased to 3.52% from 3.60% during the comparable periods.  The increase in total interest and dividend income was due mainly to the increase in average balances on loans and the increase in the yield on FHLB stock, offset partially by the decrease in yield on loans.  The current interest rate environment contributed to the downward re-pricing of a portion of our existing adjustable rate assets and lower rates on newer interest-earning assets.

Interest and fee income on loans was $4.7 million for both the three months ended December 31, 2014 and 2013.  The average balance of our loans increased for the three month period ended December 31, 2014 to $484.8 million from $467.3 million for the period ended December 31, 2013.  The average yield on loans decreased to 3.88% from 4.00%, reflecting decreases in interest rates on our adjustable-rate loan products, as well as lower rates on newly originated loans based on the current interest rate environment.  Interest income on taxable securities decreased to $228,000 for the three months ended December 31, 2014 from $233,000 for the three months ended December 31, 2013, reflecting the decrease in the average balance of such securities to $45.1 million from $49.1 million, offset slightly by the increase in yield on taxable securities to 2.02% from 1.90% during the comparable periods.

Total Interest Expense. Total interest expense decreased $7,000, or 1.1%, to $615,000 for the three months ended December 31, 2014 from $622,000 for the three months ended December 31, 2013.  The decrease reflected a decrease in the average rate paid on interest-bearing liabilities in the quarter ended December 31, 2014 to 0.58%, compared to an average rate paid of 0.61% in the comparable 2013 period.  Total average deposits increased to $370.9 million for the quarter ended December 31, 2014 from $366.6 million for the quarter ended December 31, 2013.  Conversely, the average rate paid on total deposits decreased one basis point to 0.49% for the quarter ended December 31, 2014 from 0.50% for the quarter ended December 31, 2013.  Interest expense on term certificates decreased to $263,000 for the three months ended December 31, 2014 from $278,000 for the three months ended December 31, 2013, as the average rate paid on term certificates decreased to 0.87% for the quarter ended December 31, 2014 from 0.94% for the quarter ended December 31, 2013, offset in part by the average balance on term certificates that increased to $120.3 million from $118.7 million for the comparable periods.  Interest expense on money market accounts increased to $168,000 for the quarter ended December 31, 2014 from $155,000 for the quarter ended December 31, 2013, an increase of $13,000, or 8.4%, as the average cost of money market accounts increased to 0.44% for the quarter ended December 31, 2014 from 0.41% for the quarter ended December 31, 2013, reflecting higher market rates.  Additionally, the average balance of money market accounts increased to $152.8 million during the quarter ended December 31, 2014 as compared to $150.5 million during the quarter ended December 31, 2013.  Interest expense on borrowings, which consisted solely of advances from the Federal Home Loan Bank of Boston, decreased to $164,000 for the quarter ended December 31, 2014 compared to $168,000 for the quarter ended December 31, 2013.  The decrease resulted from a 28 basis points decrease in the average cost of borrowings to 1.24% for the quarter ended December 31, 2014 from 1.52% for the comparable 2013 quarter, offset partially by an $8.7 million increase in the average balance of borrowings to $53.0 million for the quarter ended December 31, 2014 compared to $44.3 million for the quarter ended December 31, 2013.

Net Interest and Dividend Income.  Net interest and dividend income was $4.3 million for both quarters ended December 31, 2014 and 2013.  Net interest and dividend income for the quarter ended December 31, 2014 was positively impacted primarily by a higher average outstanding balance on our loan portfolio and lower cost of funds on our borrowings and negatively impacted primarily by lower market interest rates on our loan portfolio and a higher average balance on our borrowings.  The increase in interest income from loan growth during the period and the decrease in interest expense on our deposits and borrowings resulted in a slight increase on net interest and dividend income of $45,000.  The Company’s net interest rate spread and net interest margin both decreased period to period.  The net interest rate spread and net interest margin were 2.94% and 3.08%, respectively, for the quarter ended December 31, 2014, compared to 2.99% and 3.14%, respectively, for the comparable 2013 quarter.  The ratio of our average interest-earning assets to average interest-bearing liabilities for both quarters ended December 31, 2014 and 2013 was 1.33x.

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

Based on the above factors, we did not record a provision for loan losses for the three months ended December 31, 2014 and 2013.  The allowance for loan losses remained at $4.0 million, or 0.8% of total loans, at December 31, 2014, September 30, 2014 and December 31, 2013.  Total non-performing assets were $2.9 million at December 31, 2014 compared to $2.1 million at September 30, 2014.  The increase was due primarily to the increase in non-accrual one-to four-family family loans of $797,000.  To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the three months ended December 31, 2014 and 2013.

Total Non-interest Income.  Total non-interest income decreased slightly to $398,000 for the three months ended December 31, 2014 from $399,000 for the three months ended December 31, 2013.  The decrease was due primarily to a decrease in loan servicing fees, net of $13,000, or 100%.  Loan servicing fees were offset by amortization of mortgage servicing rights for the three months ended December 31, 2014 compared to loan servicing fees, net of $13,000 for the three months ended December 31, 2013. In addition, income from the increase in cash surrender value of life insurance decreased to $161,000 for the three months ended December 31, 2014 from $168,000 for the three months ended December 31, 2013. This was offset by net gain on sales of mortgage loans of $20,000 for the three months ended December 31, 2014.  There were no sales of mortgages for the three months ended December 31, 2013.

Total Non-interest Expense.  Total non-interest expense increased to $4.0 million for the three months ended December 31, 2014 from $3.8 million for the three months ended December 31, 2013.  The increase was due primarily to merger expense, which increased $205,000, or 100%, for the three months ended December 31, 2014.  The Company did not have any merger expense for the three months ended December 31, 2013.  During the 2014 and 2013 periods, occupancy expense increased to $286,000 from $228,000, equipment expense increased to $131,000 from $99,000, professional fees increased to $181,000 from $157,000, other operating expense increased to $275,000 from $253,000, advertising expense increased to $146,000 from $133,000, data processing expense increased to $231,000 from $219,000 and deposit insurance expense increased to $72,000 from $61,000.  The increase was offset slightly by a decrease in salaries and employee benefits of $118,000, or 4.5% to $2.5 million for the three months ended December 31, 2014 from $2.6 million for the three months ended December 31, 2013.  The decrease was due to decreased contributions to the Company’s defined benefit plan based upon actuarial pension expense estimates offset by normal salary increases and other employee benefit expenses.

Provision for Income Taxes.  The provision for income taxes was $581,000 for the three months ended December 31, 2014 compared to $388,000 for the three months ended December 31, 2013.  Pre-tax income for the three months ended December 31, 2014 was $727,000 compared to $942,000 for the comparable period ended December 31, 2013.  Our effective tax rate was 79.9% for the three months ended December 31, 2014 compared to 41.2% for the three months ended December 31, 2013.  The Company made a provision of $194,000 during the December 2014 quarter to the valuation allowance on the deferred tax asset related to the charitable contribution made to Peoples Federal Savings Bank Charitable Foundation in 2010.  A valuation allowance is established against deferred tax assets when, based upon the available evidence, including historical and projected taxable income, management determines that it is more likely than not that some or all of the deferred tax asset will not be realized.

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

	Three Months Ended December 31,
	2014				2013
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate (1)	Balance		Paid	Rate (1)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$484,800		$4,702	3.88%	$467,306		$4,673	4.00%
Taxable securities (3)	45,122		228	2.02	49,126		233	1.90
Other interest-earning assets	29,651		17	0.23	27,414		15	0.22
FHLB stock	4,252		16	1.51	3,775		4	0.42
Total interest-earning assets	563,825		4,963	3.52	547,621		4,925	3.60
Non-interest-earning assets	35,920				35,806
Total assets	$599,745				$583,427

Interest-bearing liabilities:
Deposits:
Savings	$55,742		14	0.10	$56,362		14	0.10
Money market accounts	152,794		168	0.44	150,495		155	0.41
NOW accounts	42,045		6	0.06	41,054		7	0.07
Term certificates	120,335		263	0.87	118,657		278	0.94
Total deposits	370,916		451	0.49	366,568		454	0.50
FHLB advances	53,000		164	1.24	44,326		168	1.52
Total interest-bearing liabilities	423,916		615	0.58	410,894		622	0.61
Demand deposits	61,955				56,015
Other non-interest-bearing liabilities	9,561				10,564
Total non-interest-bearing liabilities	71,516				66,579
Total liabilities	495,432				477,473
Stockholders’ equity	104,313				105,954
Total liabilities and stockholders’ equity	$599,745				$583,427

Net interest income			$4,348				$4,303
Net interest rate spread (4)				2.94%				2.99%
Net interest-earning assets (5)	$139,909				$136,727
Net interest margin (6)				3.08%				3.14%
Ratio of interest-earning assets to total interest-bearing liabilities	1.33	x			1.33	x

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

	Three Months Ended December 31,
	2014 vs. 2013
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Unaudited)
	(In thousands)
Interest-earning assets:
Loans (1)	$175	$(146)	$29
Taxable securities (2)	(19)	14	(5)
Other interest-earning assets	1	1	2
FHLB stock	1	11	12
Total interest-earning assets	158	(120)	38

Interest-bearing liabilities:
Deposits:
Savings	—	—	—
Money market accounts	2	11	13
NOW accounts	—	(1)	(1)
Term certificates	4	(19)	(15)
Total deposits	6	(9)	(3)
FHLB advances	33	(37)	(4)
Total interest-bearing liabilities	39	(46)	(7)
Increase (decrease) in net interest income	$119	$(74)	$45

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2014, cash and cash equivalents totaled $36.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $8.5 million.  Additionally, at December 31, 2014, the Company had $53.0 million of borrowings outstanding with the Federal Home Loan Bank of Boston and we had the ability to borrow an additional $62.6 million from the Federal Home Loan Bank of Boston.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.  At December 31, 2014, we had $33.3 million in loan commitments and standby letters of credit outstanding, which consisted of $12.3 million of unadvanced home equity lines of credit commitments, $9.8 million of unadvanced commercial real estate lines of credit commitments, $7.6 million of unadvanced construction loan commitments, $2.2 million of unadvanced commercial loan commitments, $791,000 of commitments to originate loans, $628,000 of unadvanced consumer loan commitments and $20,000 of standby letters of credit.  Term certificates due within one year as of December 31, 2014 totaled $70.2 million, or 59.9% of total term certificates.  We believe this percentage of term certificates that mature within one year reflects continued depositor hesitance to invest their funds long-term in the current interest rate environment.  If these maturing term certificates do not remain with us, we will be required to seek other sources of funds, including other term deposits and other borrowing arrangements.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay as of December 31, 2014.  We believe, based on past experience that a significant portion of our term certificates will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Loan Commitments.  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.  The following table presents information indicating various loan commitments of the Company as of the date indicated and their respective maturity dates:

	December 31, 2014
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Commitments to originate loans	$791	$—	$—	$—	$791
Unadvanced portions of loans:
Construction loans	3,506	4,048	—	—	7,554
Commercial real estate lines of credit	—	—	—	9,838	9,838
Home equity lines of credit	—	—	151	12,151	12,302
Consumer	—	—	—	628	628
Commercial	1,092	440	—	620	2,152
Standby letters of credit	20	—	—	—	20
Total	$5,409	$4,488	$151	$23,237	$33,285

Contractual Obligations.  The following table presents information indicating various contractual obligations and commitments of the Company as of the date indicated and their respective maturity dates:

	December 31, 2014
		More than	More than
		One Year	Three Years
	One Year	Through	Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Unaudited)
	(In thousands)
Federal Home Loan Bank advances	$8,000	$36,000	$9,000	$—	$53,000
Operating leases	200	272	265	341	1,078
Total contractual obligations	$8,200	$36,272	$9,265	$341	$54,078

Capital Management.  The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”), including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2014 and September 30, 2014, the Bank exceeded all of its regulatory capital requirements and was considered “well-capitalized” under regulatory guidelines.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014 (Unaudited):
Total Capital (to Risk Weighted Assets)	$97,445	25.89%	$30,107	8.0%	$37,634	10.0%
Tier 1 Capital (to Risk Weighted Assets)	93,422	24.82	15,054	4.0	22,580	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	93,422	15.68	23,840	4.0	29,800	5.0

September 30, 2014:
Total Capital (to Risk Weighted Assets)	$96,549	25.34%	$30,482	8.0%	$38,102	10.0%
Tier 1 Capital (to Risk Weighted Assets)	92,523	24.28	15,241	4.0	22,861	6.0
Tier 1 Leverage Capital (to Adjusted Total Assets)	92,523	15.40	24,029	4.0	30,036	5.0

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

Management does not believe that the Company’s primary market risk exposures at December 31, 2014, and how those exposures were managed during the three months ended December 31, 2014, have changed materially when compared to the immediately preceding quarter ended September 30, 2014.  However, the Company’s primary market risk exposure has not yet been quantified at December 31, 2014 as it is not yet available, and the complexity of the model makes it difficult to accurately predict results. Accordingly, the Company is presenting information for the quarter ended September 30, 2014.

For the quarter ended September 30, 2014, we used a simulation model to project changes for four rate scenarios.  This analysis calculates the difference between net interest income forecasts for these scenarios compared to the net interest income forecast using a flat rate scenario.  In each of these instances, Federal Funds was used as the driving rate.

The table below sets forth, as of September 30, 2014, the estimated changes in the Bank’s net interest income that would result.

		Economic Value of Equity (2)		Net Interest Income
Changes in		Estimated Increase		Estimated Net	Estimated Increase
Interest Rates	Estimated	(Decrease)		Interest	(Decrease)
(basis points)(1)	EVE (2)	Amount	Percent	Income	Amount	Percent
	(Unaudited)
	(Dollars in thousands)

+300bp	93,971	$(21,405)	(18.6)%	$16,603	$(1,171)	(6.6)%
+200bp	102,782	(12,594)	(10.9)%	17,516	(258)	(1.5)%
+100bp	110,087	(5,289)	(4.6)%	17,857	83	0.5%
0bp	115,376	—	—%	17,774	—	—%
-100bp	121,693	6,317	5.5%	17,111	(663)	(3.7)%

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

For the rising interest rate scenarios, the base market interest rate forecast was increased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points.  For the falling interest rate scenario, the base market interest rate forecast was decreased, on an instantaneous and sustained basis, by 100 basis points.  The 2014 table above indicates that at September 30, 2014, in the event of a 100 basis point decrease in interest rates, we would experience a 5.5% increase in the economic value of equity.  In the event of a 300 basis point increase in interest rates, we would experience an 18.6% decrease in the economic value of equity.  At September 30, 2014, our net interest income exposure related to these hypothetical changes in market interest rates was within our established guidelines.

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

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, its President, its Chief Financial Officer and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of December 31, 2014.  Based on such evaluation, the Chief Executive Officer, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including the Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)         Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiary are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

For the three months ended December 31, 2014, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed December 12, 2014, except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

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

At December 31, 2014, total repurchases under the repurchase program were 1,254,039 shares at an average price of $16.23.  The Company did not repurchase any shares under the repurchase program during the fiscal quarter ended December 31, 2014.

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
	(Unaudited)
October 1-31, 2014	—	$—	—	101,898

November 1-30, 2014	—	$—	—	101,898

December 1-31, 2014	—	$—	—	101,898
Total	—	$—	—

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Extension Calculation Linkbase*

101.DEF	XBRL Extension Definition Linkbase*

101.LAB	XBRL Extension Labels Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FEDERAL BANCSHARES, INC.

Date: February 6, 2015	/s/ Maurice H. Sullivan, Jr.
Maurice H. Sullivan, Jr.
Chairman and Chief Executive Officer

Date: February 6, 2015	/s/ Christopher Lake
Christopher Lake
Senior Vice President and Chief Financial Officer